Form 10-K
period 1994-12-31
MARION MERRELL DOW INC
filed 1995-03-28
CIK 62391

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

              [xxx]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                       or

            [___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-5829

                            Marion Merrell Dow Inc.
         -------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

        Delaware                                           44-0565557
- --------------------------------                       ------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification No.)

                 9300 Ward Parkway, Kansas City, Missouri 64114
          -------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:    816-966-4000

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered
     -------------------         -----------------------------------------
        Common Stock                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X    No
                                                      -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 17, 1995, the Registrant had outstanding 277,033,030 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of such date was $1,945,120,464, this amount having been computed based upon the closing price on March 17, 1995, on the New York Stock Exchange of one share of Common Stock of the Registrant.



                             Exhibit Index is located at Sequential Page 90
                                                        Page 1 of 122 pages

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.   BUSINESS.
- -------   ---------

GENERAL:
- --------

     Marion Merrell Dow Inc., a Delaware corporation (together with its subsidiaries, the "Company"), is a global research-based company dedicated to improving the longevity and quality of human life through pharmaceutical-based health care. The Company was founded in 1952 under the name Marion Laboratories, Inc. ("Marion") and reorganized as a Delaware corporation in 1964. In 1989, The Dow Chemical Company ("Dow") acquired 67 percent of the then outstanding shares of Marion's common stock (since increased to approximately 71 percent), Marion acquired 100 percent of the outstanding shares of common stock of Dow's then wholly-owned subsidiary Merrell Dow Pharmaceuticals Inc. ("Merrell Dow"), and Marion changed its name to Marion Merrell Dow Inc.

     The Company is engaged in the discovery, development, manufacture, and sale of proprietary (or "brand name") and generic pharmaceutical products (respectively, "Proprietary Products" and "Generic Products"). These products are marketed through programs targeted to reach medical and health care professionals, managed health care providers, institutions, and pharmacies primarily in the United States, Australia/New Zealand, Canada, France, Germany, Italy, Japan, Spain and the United Kingdom, as well as in other countries. As of December 31, 1994, the Company had 9,421 associates (employees).

     The year 1994 began with a significant, planned transition in top management. Effective January 1, 1994, Chairman of the Board Joseph G. Temple, Jr., and Executive Vice President and Chief Operating Officer David
B. Sharrock retired from their respective positions. Both continued as directors of the Company, Mr. Temple in the role of Vice Chairman of the Board. Fred W. Lyons, Jr., previously President and Chief Executive Officer, became Chairman and Chief Executive Officer while Richard J. Markham, a director of the Company since 1993 and formerly President and Chief Operating Officer of Merck & Co., Inc., was appointed President and Chief Operating Officer of the Company.

     As challenging business conditions continued to affect the Company and the pharmaceutical industry in 1994, efforts continued to implement the Company's strategy, initiated in 1993, of better positioning the Company to compete in evolving global health care markets characterized by increased emphasis on cost control. This strategy emphasizes three key goals: (i) maximizing key franchises in therapeutic areas (products), in geographic areas, and among health care providers around the world; (ii) anticipating changes in the global health care market and building market coalitions to ensure patient access to the Company's products; and (iii) creating a steady flow of commercially attractive new products.

     Many conditions that led to the development of this strategy also affected the Company in 1994, including the continuing decline of sales of the Seldane (registered trademark) (terfenadine) family of antiallergy medications, the decline of the nicotine transdermal patch market, a substantial shift in Cardizem (registered trademark) (diltiazem) sales from Cardizem tablets and Cardizem SR to less-expensive Cardizem CD, generic competition for Cardizem tablets and Cardizem SR, fluctuations in foreign currency exchange rates, government-mandated price discounts and rebates, the increasing purchasing power of institutions and managed health care organizations, and the Company's policy of voluntarily holding overall U.S. price increases for prescription products in line with the anticipated rate of inflation (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Strong competitive pressures on the Cardizem, Seldane, and Carafate (registered trademark) (sucralfate) product lines also continued in 1994. Significant U.S. patent and regulatory protection for the Seldane family of products expired during the year, although additional patents remain in effect (see "Patents, Licenses and Trademarks").

     During 1994, the Company continued to restructure its global organization, reduce its U.S. workforce, and refocus research and development ("R&D") on the highest priority projects in the new product pipeline (see "Research and Development"). Efforts also continued to reduce costs, accelerate development of new products, develop new strategic relationships, acquire rights to new products, exploit manufacturing synergies, reduce cycle time for manufacturing and product development, and improve organizational and operating efficiencies.

     The Company's ongoing efforts to assess and adjust its corporate structure and business mix in order to remain competitive by keeping pace with rapid changes in the pharmaceutical industry also continued in 1994. As part of this process, the Company continually evaluates acquisition candidates, possible joint marketing arrangements, potential business combinations and alliances, and other strategic alternatives with the goal of improving the Company's position within the industry. In August 1994, the Company announced it had asked its investment banker for advice in this area and that Dow had likewise retained an investment banker for advice on strategic opportunities that might arise for the Company.

     On February 28, 1995, the Company, Dow, and The Hoechst Group ("Hoechst") announced that they were engaged in discussions concerning the possible negotiated acquisition by Hoechst of all of the Company's outstanding Common Stock at a price of $25.75 per share in cash, and that Dow and Hoechst also were discussing Hoechst's possible acquisition of Dow's Latin American pharmaceutical business for $200 million. Although discussions are ongoing, as of March 17, 1995, no agreements had been reached, and there can be no assurance that such discussions will result in any agreement or transaction.

     There can be no assurance that the foregoing or any other actions taken by the Company will be successful in improving the Company's competitive position or contributing to the Company's sales and earnings.

     Since January 1, 1994, the Company has completed the following strategic acquisitions:

     o Kodama Ltd. ("Kodama"), a Japanese pharmaceutical company, which was merged with Marion Merrell Dow K.K., the Company's principal Japanese subsidiary, in January 1995.

     o Clinidata Inc., a leading Canadian provider of medical information systems databases to healthcare professionals and institutions, in November 1994.

     o Selectide Corporation ("Selectide"), a leader in combinatorial chemistry and rapid screening technologies for pharmaceutical research, in January 1995. See "Research and Development".

     During the same period, the Company completed the following marketing arrangements:

     o    Effective in January 1994, agreement with Synthelabo SA
          ("Synthelabo") for exclusive co-marketing in France of Ivadal (registered trademark) (zolpidem), an insomnia treatment.

     o In February 1994, co-promotion with Sandoz Pharmaceutical Corporation ("Sandoz") of the Sandoz product Lescol (registered trademark) (fluvastatin sodium), a synthetic cholesterol-lowering agent already approved for marketing in the U.S., and the Company's product Sabril (registered trademark) (vigabatrin), an antiepilepsy drug currently marketed in a number of foreign countries, which is under regulatory review for U.S. marketing approval (see "Sales, Marketing and Distribution").

     o In June 1994, exclusive license from Nexstar, Inc. ("Nexstar"), to market AmBisome (registered trademark) (liposomal amphotericin
          B), a new product for the treatment of life-threatening fungal infections, in Italy.

     o In December 1994, co-promotion with Astra Merck Inc. ("Astra Merck") of Astra Merck's Prilosec (registered trademark) (omeprazole), a unique once-daily product for short-term treatment of gastroesophageal reflux disease and esophagitis, duodenal ulcer, and hypersecretory conditions, which is already marketed in the U.S.

     o In March 1995, collaboration with Teva Pharmaceutical Industries Limited ("Teva") for North American marketing of Copaxone (registered trademark) (copolymer-1), Teva's investigational new product for the treatment of multiple sclerosis.

     The Company also evaluated its equity investments in various companies and began to reduce its ownership interest in certain companies that are no longer considered strategic to the Company.

     In 1994, the Company received clearance from the FDA for U.S. marketing of Rifater (registered trademark) (rifampin, isoniazid, pyrazinamide), the only triple-combination product available for once-daily therapy during the initial two-month intensive treatment phase of pulmonary tuberculosis. Four New Drug Applications ("NDAs") were filed with the FDA in 1994, including Sabril, Nicorette (registered trademark) OTC (for reclassification from prescription to over-the-counter status), Cardizem Lyo-Ject (trademark) (an injectable form with an improved delivery system), and an enalapril-diltiazem combination once-a-day product for the treatment of hypertension in patients for whom single-drug therapy may be inappropriate. Investigational New Drug Applications ("INDs") for two compounds were filed with the FDA in 1994. More than 40 product approvals were received worldwide.

     In the first quarter, the Company commenced construction of new global headquarters and research and development facilities in Kansas City, Missouri, which are expected to improve organizational efficiency and effectiveness by consolidating substantially all Kansas City-based functions at a single site. Portions of the project are expected to be available for occupancy as early as December 1995.

     Also during 1994, the Company's generic pharmaceuticals subsidiary, The Rugby Group, Inc. ("Rugby"), consolidated its sales and marketing administrative group in Atlanta, Georgia, while Rugby's product development group moved from New York to new facilities at the Company's discovery research center in Cincinnati, Ohio. The distribution services formerly performed at Rugby's New York site were transferred to other existing sites and to a new leased facility in Harrisburg, Pennsylvania.

     The Company continued its efforts to defend key product rights in 1994. Among other developments: a competitor's nicotine patch patent was declared invalid and the Company is now pursuing a patent infringement action against the competitor; the diltiazem manufacturing process patent was upheld by the U.S. Patent and Trademark Office, but an administrative law judge of the International Trade Commission subsequently ruled it invalid (the ruling is being appealed); the Company continues to prosecute a lawsuit to enforce patents related to Cardizem CD against a company proposing to market a once-a-day diltiazem product; and lawsuits were filed to enforce the Company's terfenadine metabolite patent against two prospective marketers of generic terfenadine products, and to prevent FDA approval of products the Company believes infringe the metabolite patent. In January 1995, the FDA denied the Company's citizen petition seeking to require prospective marketers of generic terfenadine products to certify noninfringement of the metabolite patent. As a result, the Company has resumed its legal action against the FDA seeking similar relief (see Item 3, "Legal Proceedings").

PRODUCTS:
- ---------

     Business operations are confined within the pharmaceutical industry. The Company's pharmaceutical product lines consist of more than 140 different Proprietary Products and an extensive line of Generic Products, in a broad range of therapeutic categories. The Cardizem, Seldane, Carafate, and smoking cessation families of products were the Company's leading product categories based on sales for the year ended December 31, 1994.

     The Cardizem (diltiazem) family of cardiovascular products marketed in the United States, Canada, and other countries (sometimes under other trademarks) includes Cardizem tablets, indicated for the treatment of chronic stable angina and angina due to coronary artery spasm; Cardizem SR, a sustained release capsule indicated for the treatment of hypertension; Cardizem CD, a once-a-day dosage form indicated for the treatment of hypertension or angina; and Cardizem Injectable, an intravenous dosage form used to control heart rate during atrial fibrillation/atrial flutter and conditions that result in rapid, irregular heartbeat. Sales of the Cardizem family of products have shifted toward the newer and less expensive Cardizem CD, which became the predominant dosage form in 1993. The Cardizem family of products accounted for 30 percent of net sales in 1994 and 32 percent of net sales in 1993 and 1992.

     The Seldane (terfenadine) family of nonsedating antihistamine products includes Seldane and Seldane-D (registered trademark), which are sold by prescription in the United States for the treatment of seasonal allergic rhinitis. Seldane-D is a combination of terfenadine and pseudoephedrine HCl, a decongestant, and was the first nonsedating antihistamine-decongestant product approved for marketing in the United States. In other countries, terfenadine products are marketed as Seldane or under other trademarks, are available in prescription and nonprescription forms, and are used for the treatment of allergic rhinitis, urticaria, or asthma. The Company continues to explore potential new anti-allergy products such as a terfenadine acid metabolite, which is in Phase III clinical trials. The Seldane family of products accounted for 23 percent of net sales in 1994, 27 percent in 1993 and 26 percent in 1992.

     The Carafate (sucralfate) family of prescription antiulcer products marketed primarily in the U.S. and Canada includes Carafate tablets for treatment of duodenal ulcers and for ulcer maintenance therapy, and Carafate Suspension, a liquid dosage form for treatment of duodenal ulcers.

     The Company's family of smoking cessation products, which are sold in the United States and other countries, includes Nicoderm (registered trademark), a prescription transdermal nicotine patch; Nicorette, a resin-nicotine complex incorporated into a gum base; and Nicorette DS, a stronger version of Nicorette gum. Effective January 1, 1994, U.S. marketing of Nicorette was transferred to SmithKline Beecham Consumer Healthcare, L.P. ("SKBCHC"), the Company's consumer products partnership with SmithKline Beecham. Sales of Nicorette by SKBCHC are not included in the Company's 1994 sales. Although marketed by SKBCHC as a prescription product, Nicorette currently is under review by the FDA for over-the-counter ("OTC") status.

     The Company also sells the Proprietary Products Bentyl (registered trademark) (an antispasmodic), Cephulac (registered trademark) (for treatment of hepatic coma), Cerocral (registered trademark) (a cerebral vasodilator), Chronulac (registered trademark) (a prescription laxative), Clomid (registered trademark) (a fertility inducer), deflazacort (a prescription anti-inflammatory product marketed under the brand names Flantadin (registered trademark) and Calcort (registered trademark)), Ditropan (registered trademark) (for treatment of some bladder conditions, including urinary incontinence), Lorelco (registered trademark) (a prescription product for cholesterol reduction), Norpramin (registered trademark) (an antidepressant), Pentasa (registered trademark) (for active ulcerative colitis), Rifadin (registered trademark) (a prescription antibiotic for pulmonary tuberculosis), Rifater (registered trademark) (a triple-combination product for once-daily intensive treatment of pulmonary tuberculosis), Sabril (registered trademark) (for the treatment of refractory epilepsy), Silvadene (registered trademark) (a topical antimicrobial burn cream), Targocid (registered trademark) (a gram-positive antibiotic), and Tenuate (registered trademark) (for appetite control).

     Outside the United States, the Company sells the OTC products Cepacol (registered trademark) and Cepastat (registered trademark) (OTC oral hygiene products), Citrucel (registered trademark) (an OTC bulk fiber laxative), Gaviscon (registered trademark) (an OTC antacid product available in tablet and liquid form), Novahistine (registered trademark) (OTC cough/cold/allergy products) and Os-Cal (registered trademark) (an OTC calcium supplement). U.S. rights to the Company's OTC Proprietary Products were transferred to SKBCHC in 1992.

     Rugby sells an extensive line of prescription and OTC Generic Products in the U.S., in a broad range of therapeutic categories. A number of additional Generic Products and product line extensions are in various phases of development.

SALES, MARKETING AND DISTRIBUTION:
- ----------------------------------

     Proprietary Products are sold and distributed in the United States primarily through the efforts of the Company's sales and marketing organization. In the U.S., OTC products are marketed through SKBCHC while Rugby markets Generic Products and its own line of OTC products. Although the Company and its subsidiaries sell or distribute products in over 100 countries and maintain a direct sales force in 15 countries, the Company concentrates its sales and marketing efforts in the United States, Australia/New Zealand, Canada, France, Germany, Italy, Japan, Spain and the United Kingdom.

     In North America, Europe, and Australia/New Zealand, the Company sells its Proprietary Products primarily to pharmaceutical wholesale distributors for resale to retailers, hospitals, and health care institutions. The promotion of Proprietary Products is directed primarily to physicians and purchasers of products for institutions and managed health care organizations. The Company promotes Proprietary Products by advertising in medical journals, other publications, and on radio and television, as well as by the selective distribution of samples and product information. In Japan, prescription pharmaceutical products are sold primarily to wholesale distributors who resell them to physicians for patients' use.

     A substantial portion of the Company's Generic Products are sold
directly to independent pharmacies and pharmacy chains.   Promotion of
Generic Products is conducted principally through marketing and telemarketing directed primarily to major drug wholesalers, pharmacy chains, independent pharmacies, and managed health care organizations. Six regional warehouse and distribution centers in the U.S. are maintained for distribution of Generic Products.

     In February 1994, the Company and Sandoz agreed to co-promote two prescription products in the U. S. market. Under the arrangement, the Company is assisting in the U.S. promotion of the Sandoz product Lescol (registered trademark) (fluvastatin sodium), a synthetic cholesterol-lowering agent that received marketing clearance from the FDA in December 1993, and Sandoz will assist in the U.S. promotion of the Company's product Sabril (registered trademark) (vigabatrin), an anti-epilepsy drug that is currently marketed by the Company in more than forty foreign countries and is under review by the FDA for U.S. marketing approval. The co-promotion, which is to last for an initial period of six years from the U.S. launch of each product, will permit the application of Sandoz's strength in neurological medicine to the marketing of Sabril and the Company's strengths in cardiovascular medicine and managed health care to the marketing of Lescol.

     In November 1994, the Company and Astra Merck agreed to co-promote for three years Astra Merck's Prilosec (registered trademark) (omeprazole), a unique once-daily product already marketed in the U.S. for short-term treatment of gastroesophageal reflux disease and esophagitis, duodenal ulcer, and hypersecretory conditions.

     The Company also launched Ivadal (registered trademark) (zolpidem), an insomnia treatment, in France pursuant to an exclusive co-marketing agreement with Synthelabo and obtained an exclusive license from Nexstar to market AmBisome, a new product for the treatment of life-threatening fungal infections, in Italy.

     Information regarding sales, profits and assets attributable to different geographic areas of the world is set forth at Note 16 to the Company's Consolidated Financial Statements for the year ended December 31, 1994 (see Item 8, "Financial Statements and Supplementary Data"). For a discussion of risks attendant to foreign operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "International Sales".

     McKesson Corporation and Bergen Brunswig Corporation, wholesale distributors, accounted for approximately 17 percent and 11 percent, respectively, of net sales of the Company during 1994. No other single customer accounted for more than 10 percent of net sales during this period.

MANUFACTURING AND SUPPLIES:
- ---------------------------

     Diltiazem, the active ingredient in the manufacture of Cardizem, Cardizem SR, Cardizem CD and Cardizem Injectable, is obtained by the Company under an exclusive supply agreement (with respect to North America) with Tanabe Seiyaku Company, Ltd., a Japanese corporation ("Tanabe"), which expires on December 31, 1998, subject to automatic renewal for successive two-year terms unless terminated by 180 days' prior written notice by either party. Currently, there are no domestic sources of supply identified for diltiazem. Although alternative suppliers exist outside the United States, and some of these suppliers' plants have been inspected by the FDA (a prerequisite for manufacturing pharmaceutical products to be sold in the United States), no alternative supplier's compound has been qualified for use in the Company's manufacturing processes. In addition, the Company and Tanabe currently are involved in patent litigation against the principal alternative suppliers of diltiazem (see Item 3, "Legal Proceedings"). Such alternative suppliers may, as a result, be unwilling to supply the Company with diltiazem if requested to do so.

     The Company has been assured by Tanabe that it (i) has sufficient capacity to meet the Company's diltiazem needs, (ii) has several manufacturing sites available for future diltiazem production and (iii) maintains inventory safety stocks of diltiazem. The loss of the Company's supply agreement for diltiazem, if not promptly replaced, or the inability of Tanabe to provide an adequate supply of diltiazem to the Company, would have a material adverse effect on the Company's ability to produce its Cardizem product line and, accordingly, on the Company's financial condition and results of operations.

     Terfenadine, the active ingredient in Seldane and Seldane-D, is manufactured from terfenadone, a precursor compound manufactured at the Company's Dow-operated facility in Garessio, Italy. During 1992, construction commenced on a new terfenadone manufacturing plant in Midland, Michigan. This facility was substantially completed in 1994, although it is not expected to be placed in service immediately (see Item 2. "Properties"). These will be the Company's only facilities capable of manufacturing terfenadone, although these and other Company facilities can process terfenadone into terfenadine. The Company believes that it maintains sufficient safety stocks of raw materials and finished goods for terfenadine products. The inability of the Company's facilities to provide adequate supplies of terfenadone or terfenadine, if the Company was unable to obtain supplies of such substances from third parties, would have a material adverse effect on the Company's ability to produce its Seldane product line and, accordingly, on the Company's financial condition and results of operations.

     The Company acquires sucralfate, used in the manufacture of Carafate, from Chugai Pharmaceutical Company, Ltd., a Japanese corporation ("Chugai"). Alternative suppliers for sucralfate have been identified in various countries outside the United States. Although some of these identified suppliers' plants have been inspected by the FDA, no alternative supplier's compound has been qualified for use in the Company's manufacturing process. At present there are no domestic sources of supply identified for this compound. The sucralfate supply agreement with Chugai expires on April 1, 1995, subject to automatic renewal for successive one-year terms unless terminated by one-year prior written notice by either party. As of March 24, 1995, no such notice had been given or received by the Company, and discussions were underway with Chugai concerning the terms of an extension. The Company has been assured by Chugai that it has sufficient capacity to meet the Company's sucralfate needs. The loss of the Company's supply agreement for sucralfate, if not promptly replaced, or the inability of Chugai to provide an adequate supply of sucralfate to the Company, would have a material adverse effect on the Company's ability to produce Carafate and a substantial adverse effect on the Company's financial condition and results of operations.

     Nicorette gum is manufactured for the Company in finished dose form at two plant locations by its developer and licensor, Kabi Pharmacia AB ("Kabi") of Sweden, pursuant to exclusive distributorship agreements for the United States and Canada and a semi-exclusive distributorship agreement for Japan. An alternative supplier is not available for Nicorette.

     Nicoderm is manufactured for the Company by ALZA Corporation ("ALZA") at its facility in Vacaville, California, pursuant to development, license, and supply agreements between ALZA and the Company. The Company and ALZA co-developed the transdermal nicotine patch. An alternative supplier is not available for Nicoderm.

     The active ingredients for the Company's other products are manufactured by the Company or by third party suppliers. Alternative sources of supply are available for most other active ingredients that are not produced by the Company. Except as set forth above, the loss of any single source of supply would not have a material adverse effect on the Company's business.

RESEARCH AND DEVELOPMENT:
- -------------------------

     The Company continued implementation, begun in 1992, of a series of actions designed to increase the synergy between global R&D locations and functions and to reduce or eliminate obvious redundancies and achieve economies of scale. In 1994, these actions included continued consolidation of pharmacy research sciences, pharmacokinetics/drug metabolism, biostatistics/clinical data management, clinical, global regulatory affairs, and medical functions in Kansas City; and establishment of development implementation teams to focus resources on selected late-stage development projects. Further development in these areas is expected to continue in 1995. Construction of new R&D facilities in Kansas City began during the first quarter of 1994, with completion scheduled for late 1996 or early 1997.

     The Company completed implementation of a new Global Clinical Data Management ("GCDM") system in 1994, which provides R&D with a common process, common system, and common global standards to manage clinical trial data globally. The system is designed to ensure globally integrated databases and to expedite simultaneous submissions of applications for regulatory approval and other information to regulatory authorities in major countries.

     Rugby maintains a separate R&D organization to develop generic versions of pharmaceutical products. During 1994, Rugby moved its Product Development department from New York to the Company's Cincinnati, Ohio, site. See "Government Regulation".

     To supplement its discovery research, the Company has formed alliances with several biopharmaceutical companies whose product development efforts are in areas of interest to the Company. These include:

     o Affymax N.V. -- a research and development agreement entered into in 1991, with respect to use of its advanced proprietary computer technology to assist in the Company's "rational drug design" efforts;

     o Alteon, Inc. -- an equity investment and joint product development and marketing agreement entered into in 1990, with respect to a potential new drug, Pimagedine (registered trademark)(aminoguanidine), for the treatment of diabetic complications, which currently is in Phase II and Phase III clinical trials;

     o Cortech, Inc. -- an equity investment and research and development agreement entered into in 1987 with respect to neutrophil elastase inhibitors for the treatment of inflammatory conditions with a right of first refusal on other technologies;

     o ImmuLogic Pharmaceutical Corporation -- an equity investment and product development and marketing collaboration agreement entered into in 1992, with respect to proposed allergy treatment compounds;

     o Kyowa Hakko Kogyo Co. -- a product development and marketing agreement entered into in 1993 with respect to a potential new drug for the treatment of solid tumors;

     o Merck & Co., Inc. -- acquisition in 1993 of rights to develop and market two drugs currently under review by the FDA for U.S. marketing approval: a once-a-day tablet combining diltiazem malate, a variation of the active ingredient in Cardizem, with enalapril, the active ingredient in Merck's Vasotec (registered trademark), which is being developed as a second-line therapy for hypertension,; and an extended-release formulation of diltiazem maleate alone;

     o Mitsubishi Chemical -- a development and marketing collaboration entered into in 1993 with respect to North American development and marketing of pharmaceutical compounds discovered by Mitsubishi Chemical;

     o Oncogene Science, Inc. -- an equity investment and research and license agreement entered into in December 1992, with respect to gene transcription technology and its application to the treatment of cardiovascular diseases;

     o Scios Nova Inc. -- an equity investment made in 1992, and research collaboration announced in July 1992 focusing on potential new treatments for Alzheimer's disease.

     The Company also has formed collaborations with other companies engaged in discovery research in order to acquire rights to additional compounds.

     In January 1995, the Company acquired Selectide, a leader in combinatorial chemistry and rapid screening technologies for pharmaceutical research. The Company believes Selectide's technologies will help accelerate the Company's drug discovery research by allowing scientists to generate millions of compounds through synthetic organic chemistry, rapidly screen compounds and identify those that show promise, and explore large numbers of chemical analogues for beneficial characteristics.

     The process of developing a successful pharmaceutical product is complex, expensive, time-consuming, heavily regulated, and subject to innumerable uncertainties. Of the vast number of chemical compounds screened in discovery research, only a few survive the many years of scientific analysis, animal studies, human clinical trials, and regulatory review necessary to become marketable products. Before a pharmaceutical product can be marketed in the U.S., the FDA must review the safety and efficacy data resulting from the Company's studies and trials. Similar regulatory processes exist in many foreign countries (and foreign regulatory approval does not necessarily mean a drug will be approved in the U.S.). In the current climate of health care reform and cost containment, it is possible that additional factors (such as price) may become part of the regulatory approval process in the United States in the future. Price approval is already a requirement in many foreign countries. A chemical compound may be abandoned at any stage in the development or regulatory approval process if it demonstrates undesirable safety or efficacy characteristics or side effects, or if the compound's sales potential is threatened by other factors such as the introduction of new competitive products or the discovery of new alternative therapies. Once approved for marketing, a drug's sales success depends on a number of factors, including the medical need for the drug's therapeutic benefit, the precise medical indications for which the drug is approved by regulatory authorities, the availability of alternative therapies (including competitive drugs) for the drug's approved medical indications, the relative price and medical efficacy of the drug compared with alternative therapies, the length of time remaining after regulatory approval of the drug until its patent or regulatory exclusivity expires, the ability of the Company to develop and obtain regulatory approval for new product forms and additional medical indications, and the post-marketing incidence of previously undiscovered side effects or a greater-than-anticipated incidence or severity of previously known side effects. As a result of such uncertainties, there can be no assurance that any new chemical compound or product identified as a result of the Company's discovery research or strategic alliances will be developed further or that, if developed, any product will be approved for marketing, or that, if approved, any marketed product will remain marketable indefinitely or without significant competition for all or any part of its sales life, or that the sales potential of any such product will be achieved.

     R&D expenditures by the Company were $462 million in 1994, $451 million in 1993, and $465 million in 1992.

PATENTS, LICENSES AND TRADEMARKS:
- ---------------------------------

     The Company owns or has applications pending for many patents relating to a wide variety of products and product uses in the United States and foreign countries. The Company also licenses specific products and related patents, where applicable, and has supply agreements for specific products. The Company believes that, except for the patents and licenses (together with related supply agreements) relating to Cardizem, Seldane, and Carafate, no one of these licenses, patents, or supply agreements is material to the Company's business as a whole.

     Certain legal actions currently are pending relating to patents and other proprietary rights of the Company. See Item 3 "Legal Proceedings" of this report for descriptions of legal proceedings relating to alleged infringement of the Company's patent covering the metabolite of terfenadine that is believed to be primarily responsible for beneficial effects of Seldane and Seldane D; alleged infringement of patented technology for Cardizem CD capsules; advertising claims concerning a product competing with Cardizem CD; and alleged infringement of Tanabe's U.S. patent rights on its diltiazem production process by certain producers and U.S. marketers of diltiazem.

     The United States patent on the compound diltiazem, the active ingredient in Cardizem, expired in February 1988. Regulatory exclusivity pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Waxman-Hatch Act (the "Waxman-Hatch Act"), preventing generic competition, expired with respect to immediate release Cardizem tablets and Cardizem SR twice-a-day capsules in November 1992, and generic competition for those products has begun. In February 1994, the Company was granted a U.S. patent for its Cardizem CD formulation, which will prevent generic competition using that specific formulation until after the patent expires in 2011.

     In November 1992, in connection with the expiration of Waxman-Hatch Act protection for immediate release and twice-a-day formulations containing diltiazem, the Company began distributing generic diltiazem tablets through Rugby (which was not then a subsidiary of the Company). A number of other generic distributors have since begun selling competing generic diltiazem tablets. Generic competition has had a significant negative effect on the Company's sales of Cardizem tablets.

     The Company's U.S. patent on the basic compound terfenadine, the active ingredient in Seldane, expired in April 1994. A patent covering the metabolite of terfenadine that is believed to be primarily responsible for beneficial effects of Seldane and Seldane D expires in April 1999. Waxman-Hatch Act regulatory exclusivity for Seldane-D expired in August 1994. Two patents on specific formulations for Seldane-D tablets expire in 2007 and 2008. The Company believes that abbreviated new drug applications ("ANDAs") have been submitted to the FDA by others seeking approval to market immediate release formulations containing terfenadine, although the Company is not aware as of March 1, 1995, that any such ANDA has been approved. The Company believes further that the sale of such products or other products with formulations containing terfenadine will infringe the Company's patent covering the terfenadine metabolite, and the Company intends to take, and is taking, appropriate action to prevent such infringement (see Item 3, "Legal Proceedings"). Patents on the basic compound terfenadine expired in 1991 in Germany, and in 1992 in Canada and the United Kingdom. Patent protection for the basic compound terfenadine expires in France in December 1995, in Japan in May 1996, and in Australia in December 1998. The Company has patents covering the terfenadine metabolite in a number of foreign countries. Patent infringement lawsuits seeking to enforce such patents against sellers of terfenadine products in foreign countries have resulted in a final adverse determination in Germany in October 1994 and an adverse ruling in the United Kingdom that has been appealed, with an appellate hearing scheduled for June 1995.

     Sucralfate (Carafate) has not had patent protection since 1986. The Company believes that a number of companies have filed applications with the FDA for generic versions of sucralfate tablets, and generic competition for products containing sucralfate could occur if any such applications are approved. Carafate Suspension has certain regulatory exclusivity under the Waxman-Hatch Act until December 1996.

     Kabi's U.S. patent covering nicotine polacrilex, the active ingredient in Nicorette, expired in 1992, and regulatory exclusivity under the Waxman-Hatch Act expired in January 1994. The Company's exclusive distributorship agreements with Kabi for the United States and Canada expire at the end of 1999, and the Company's exclusive distributorship agreement with Kabi for Japan expires in 2004, in each case subject to renewal. U.S. marketing rights for Nicorette were transferred to SKBCHC effective January 1, 1994.

     The Company acquired rights to Nicoderm pursuant to exclusive worldwide development, license, and supply agreements between ALZA and the Company. These agreements expire in April 2008 with respect to the Company's rights in the United States, and at such other times with respect to the Company's rights in other countries as the relevant patent, if any, expires in such country. A U.S. patent on Nicoderm also expires in April 2008.

     In addition to the significant negative effect generic competition has had on sales of Cardizem tablets, generic competition likely would negatively affect sales of the Company's other Proprietary Products, the severity of which would depend on a number of factors, including the forms approved, the prices charged, the perceived quality of the competing dosage forms, and the sales and marketing effort invested in promoting the competing products.

     Certain rights in the products Cardizem CD and Nicoderm are licensed to the Company by Carderm Capital L.P. ("Carderm"), an affiliate of the Company. Information regarding this arrangement is set forth at Note 14 to the Company's Consolidated Financial Statements for the year ended December 31, 1994 (see Item 8, "Financial Statements and Supplementary Data").

     The Company maintains numerous registrations of trademarks for its Proprietary Products in most countries of the world. All of the Company's Proprietary Products are marketed under trademarks owned or licensed by the Company. Generic Products are marketed by Rugby under the trade name

"Rugby Laboratories, Inc." Currently, there are no significant disputes with respect to trademarks.

SEASONALITY:
- ------------

     In general, the Company does not consider its business to be seasonal, although terfenadine sales tend to increase somewhat during allergy seasons each year. However, the launch of a new product, the introduction of a new dosage form, or the approval of a significant new indication for a major product such as Cardizem or Seldane may have a one-time noticeable positive effect on sales.

WORKING CAPITAL PRACTICES:
- --------------------------

     In connection with the sale of most products manufactured or distributed by the Company, the Company extends to its customers the provisional right to return merchandise. Given this policy, the Company carries a financial reserve for the estimated levels of product returns. The impact of this policy has not been material. The Company does, however, regularly monitor the quantity of product in its distribution channels as a control measure in the overall conduct of its business.

COMPETITION:
- ------------

     Most of the Company's products are subject to strong competition from brand-name and generic products in the United States and abroad. The Company's competition includes a large number of companies ranging from development stage companies with limited aims and resources to research-based global manufacturing and marketing organizations, many with substantially greater resources than the Company. Research-based pharmaceutical companies such as the Company compete in a number of ways, principally including product development, sales and marketing, customer service, and cost. Product development includes discovery research and the development of or acquisition of rights to market patented or exclusively-licensed drugs or therapies that meet substantial medical needs and are novel or unique, more effective, more convenient, less expensive, or have better side effects profiles than existing or competing drugs or therapies. Sales and marketing includes the maintenance of a sales organization that is knowledgeable concerning drugs and therapies and the medical conditions for which they are indicated as well as the needs of customers and patients, and has the ability to make effective presentations to physicians and purchasing managers. Customer service includes the ability to respond to individual customers' needs promptly and effectively. Cost includes not only purchase price comparisons, as in the case of drugs that are generically substitutable, but also the relative costs and benefits of alternative courses of therapy.

     Positive factors pertaining to the Company's competitive position include the medical utility and market acceptance of the Company's Cardizem, Seldane, Carafate, and smoking cessation product lines, the size of the market for such products, and the Company's ability to develop new forms of such products; the quality of the Company's products; the extent to which the Company's products have marketing advantages due to patent protection or regulatory exclusivity; the Company's recognized leadership in marketing to the growing U.S. managed health care market; the Company's highly trained and knowledgeable sales representatives; the Company's ability to offer a broad range of generic pharmaceutical products; the Company's policy of limiting price increases to the anticipated rate of inflation; the recent restructuring of the Company's R&D organization and its refocus on the most promising compounds in the new product pipeline; the number of potential new products in the late stages of clinical development; recent success the Company has had in reducing cycle times in product development, manufacturing, inventory management; and the Company's growing presence in the Pacific area.

     Negative factors pertaining to the Company's competitive position include the number and size of the Company's competitors and the ability of larger competitors to commit greater resources to research and development; the recent and potential loss of patent protection and regulatory exclusivity affecting the Company's Cardizem and Seldane product lines and the resulting increased competition from generic products and alternative therapies; the Company's limited number of key product lines; the residual effects of negative publicity about the 1992 relabeling of Seldane products; the limited number of NDAs the Company currently has under review for approval by the FDA; and increased competition for the Company's key product lines as newer drugs and alternative therapies are introduced in the same therapeutic areas. Of particular concern, the Company believes that the FDA has been asked to designate a competing once-a-day diltiazem product as generically substitutable for Cardizem CD. Such a designation for this or any other once-a-day diltiazem product could have a material adverse effect on sales of Cardizem CD and, accordingly, on the financial results of the Company. See "Government Regulation".

GOVERNMENT REGULATION:
- ----------------------

     In the United States, the Federal Food, Drug and Cosmetic Act and related regulations govern approval, testing, production, labeling, and advertising of the Company's products. Foreign governments also significantly and broadly regulate the Company's products and prices.

     FDA regulations have the greatest impact on the Company. The FDA requires extensive pre-approval testing for new products to demonstrate, to the satisfaction of the FDA, that such products are both safe and effective in treating the indications for which approval is sought. The results of such testing are submitted to the FDA in an NDA seeking approval to market a pharmaceutical product for treatment of specific medical indications.
FDA approval also must be obtained before any prescription drug can be switched to OTC status. The FDA drug approval process requires a substantial investment in time and money to develop and market pharmaceutical products in the United States. Pre-marketing approval processes also exist in other countries and markets outside the United States.

     In order to receive FDA approval to market a generic version of a drug, an ANDA must be submitted to the FDA demonstrating that, on the basis of trials, the proposed generic product is bioequivalent to the proprietary drug for which the generic version is being developed.

     On an ongoing basis, the FDA reviews the safety of marketed drugs and monitors labeling, advertising and other matters related to the promotion of such drugs. As discussed previously in the Company's public filings, in July 1992 the FDA requested that the Company modify labeling for terfenadine products (Seldane and Seldane-D in the United States) to strengthen existing warnings for patients with certain risk factors. In connection with such labeling change, the Company took steps to explain the effect of the relabeling to health care professionals and patients in the U.S., Canada and Europe, and has submitted a comprehensive package of safety studies with respect to Seldane for review by the FDA.

     In December 1993, Chelsea Laboratories, Inc. ("Chelsea"), the research and manufacturing subsidiary of Rugby, reached an agreement with the FDA pursuant to which Chelsea was released from the FDA's "application integrity policy" and is again eligible to receive FDA approvals of ANDAs. The agreement followed a series of FDA inspections of Chelsea's manufacturing and research sites prior to the Company's acquisition of Rugby in October 1993. The FDA had suspended substantive scientific review of Chelsea's ANDAs in 1991 after an audit identified a number of ANDAs that were alleged to contain data falsified by former Chelsea employees. In 1992, Chelsea pleaded guilty to a single count of shipping an adulterated drug product and paid a fine of $500,000. Chelsea also withdrew a number of ANDAs and recalled products covered by them. Chelsea submitted several new ANDAs for FDA review in 1993 and 1994 and plans additional submissions in 1995. FDA approval of new ANDAs would permit Chelsea to manufacture additional products that currently are not marketed by Rugby or that are supplied by third-party manufacturers, although there is no assurance that any such ANDAs will be approved.

     The federal and state governments in the United States, as well as many foreign governments, institutions, and managed health care providers, are exploring ways to reduce medical care costs. This effort has resulted in, among other things, government policies that encourage the use of generic equivalents rather than brand-name products to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law, which permits, and in some cases requires, a dispensing pharmacist to substitute a generic equivalent drug for the brand-name product prescribed. Many foreign countries have legislation or regulations that either encourage or require competition by generic drug companies.

     The Prudent Pharmaceutical Purchasing Act ("PPPA"), enacted in 1990, altered the manner in which drugs are provided and reimbursed under state Medicaid programs. In general, PPPA requires pharmaceutical companies to rebate to each state Medicaid agency the difference between a company's average manufacturer price (as defined in PPPA) obtained from buyers and the "best price" at which any Proprietary Product is sold to any customer (up to a maximum of 15.2 percent of the average manufacturer price), plus an additional rebate to reflect the increase in the Consumer Price Index since 1990. In the case of Generic Products, a rebate of 11 percent of the average manufacturer price is required. In addition, the Veterans Health Care Act of 1992 requires pharmaceutical manufacturers to enter into agreements with the Department of Veterans Affairs and the Public Health Service providing for similar drug price rebates to specified entities. This legislation has had and is expected to continue to have a negative impact on the Company's sales by reducing net selling prices to such agencies to the Company's lowest prices or to the established discounted prices.

     The overall cost of providing health care services has been, and is expected to continue to be, a subject of concern by governmental, legislative and private bodies in the major world markets. Governmental efforts in the U.S. to slow the increase in costs of health care services are a major consideration in the Company's pricing decisions. The Company has committed to keep its U.S. price increases in line with anticipated inflation. Prices for the Company's products are sometimes subject to direct price controls and to drug reimbursement programs that have varying price control mechanisms. The Company is unable to predict what effect such programs may ultimately have on its business, but believes that such programs will continue to impose price pressures on the Company's prescription products. It is reasonable to assume that additional restrictions on the Company's ability to manage its product prices in the United States, and perhaps foreign countries, are probable.

     In 1993, the Clinton administration presented to Congress a proposal (known as the "Health Security Act") for reforming the U. S. health care system. Other health care proposals also have been advanced by members of Congress. Although neither the Clinton proposal nor any other such proposal was enacted in 1994, the Company believes federal health care reform proposals are likely to continue to be considered by Congress, and may include provisions similar to those of the Health Security Act or alternative proposals. Among other provisions, the Health Security Act proposed to make health insurance coverage generally available, establish a standard health insurance benefits package, and extend outpatient prescription drug coverage to Medicare recipients, with the intention of assuring health care quality and security and holding down health care costs. The proposed act also contained a mechanism for regulating the prices of pharmaceutical products through cost-effectiveness reviews, negotiated and mandated rebates from pharmaceutical manufacturers, exclusion from Medicare coverage of certain drugs deemed "not cost-effective", and prior government approval before prescribing or dispensing under Medicare certain drugs deemed "not cost-effective". The Health Security Act also would have limited the legal liability of health care providers for medical malpractice, but not the liability of manufacturers or suppliers of medical devices and medicines for product defects, thus effectively shifting much of the risk of litigation and liability for health-care-related injuries from health care providers to manufacturers and suppliers such as the Company. Although the Company supports many of the goals of the various health care reform proposals, the Company believes that mechanisms for regulating the prices of pharmaceutical products and shifting the risk of liability for patient injuries could have a negative effect on the quality of health care in the U.S., as well as on the profitability of U.S. pharmaceutical manufacturers, by making less money available for research and development and discouraging difficult research at the frontiers of science where the risk of failure - and frequently the
potential for medical progress - is greatest.   Currently it is not
possible to predict with certainty the effects of any federal health care reform legislation that ultimately may be adopted. Such legislation, depending on its terms, could have an effect (which might be substantial) on the financial condition and results of operations of the Company as well as the amount of money the Company is able to devote to research and development.

     Late in 1993, negotiations were concluded for the North American Free Trade Agreement ("NAFTA") among the United States, Canada, and Mexico, and for the Uruguay Round of the General Agreement on Tariffs and Trade ("GATT") among more than 100 countries including the United States. NAFTA, which has been ratified by the U. S. Senate, provides for the removal of all trade barriers among the U.S., Canada, and Mexico over a 15-year period. Late in 1994, legislation for implementation of GATT in the U.S. was enacted. GATT will effect numerous changes in international trade among the contracting countries, the most relevant to the pharmaceutical industry being additional protection for intellectual property (such as patents) in developing countries and the elimination of tariffs on virtually all products traded among Canada, the European Community, the European Free Trade Association, Japan, and the United States. The Company has noted a significant reduction in tariff expense due to GATT. The Company believes that the effect on the Company of NAFTA in 1994, although not material, was positive. Although it is not possible at this time to predict with certainty the ultimate effect of NAFTA and GATT on the Company and on the pharmaceutical industry in general, the Company believes that the overall effect of both may be beneficial to the Company and the industry.

ENVIRONMENTAL REGULATIONS:
- --------------------------

     The Company's operations are in substantial compliance with applicable national, state, and local environmental laws and regulations. In connection with the sale of the Company's facility in Limay, France, in 1993, the Company has undertaken certain financial and other responsibilities for remediation of environmental conditions at the site. Environmental remediation currently is underway at a Rugby manufacturing facility in Monroe, North Carolina, for which the Company is indemnified by a prior owner of the site and the prior owner of Rugby. Neither of these events is expected to have a material effect on the Company.

     Chemical processing and formulation of pharmaceuticals is a highly regulated industry, and the Company expects that it will make additional capital expenditures from time to time for environmental compliance. The Company does not, however, anticipate that any such expenditures will have a material impact upon its earnings or competitive position.

ITEM 2.   PROPERTIES.
- ---------------------

     The Company or its subsidiaries own principal manufacturing facilities located in Cincinnati, Ohio; Kansas City, Missouri; Midland, Michigan; Laval, Quebec; Bourgoin, France; Anagni, Brindisi and Garessio, Italy; and Hirakata, Japan. Additional manufacturing facilities are owned in Midland, Michigan; Monroe, North Carolina; Bayamon, Puerto Rico; Sakai, Japan; Berlin, Germany; and Alcala, Spain; and leased in Manati, Puerto Rico. In March 1995, the Company agreed to purchase the Manati facility. Construction was substantially completed in 1994 on an additional manufacturing facility in Midland, Michigan, which has not yet been placed in service. The Brindisi, Garessio, and Midland facilities are staffed and managed by Dow.

     The Company or its subsidiaries own principal R&D facilities located in Cincinnati, Ohio; Kansas City, Missouri; Laval, Quebec; Strasbourg, France; Gerenzano, Italy; Hirakata, Japan; and Winnersh, United Kingdom. Additional R&D facilities are owned in Berlin, Germany, and Matsudo, Japan, and leased in Tucson, Arizona.

     The Company leases its principal executive offices in Kansas City, Missouri, together with certain other training, administrative, distribution and R&D facilities. Additional facilities used for administrative, telemarketing, warehouse, distribution or other purposes are owned or leased in Tucson, Arizona; City of Commerce, California; North Pompano Beach, Florida; Norcross, Georgia; Glenview, Illinois; West Hempstead, New York; Cincinnati, Ohio; Middleburg Heights, Ohio; Harrisburg, Pennsylvania; Carrollton, Texas; and Tokyo, Osaka, and Sakai, Japan.

     In the first quarter of 1994, the Company began construction of new offices and R&D facilities adjacent to the Company's current manufacturing and operations facilities in Kansas City, Missouri. The project will consolidate all Kansas City executive, administrative, training, R&D, and
manufacturing functions at a single site owned by the Company.   Completion
of the office facility is scheduled for early 1996, and of the R&D facilities in late 1996 or early 1997. The estimated cost of the project, which is not expected to affect the Company's use of facilities outside the Kansas City area, is approximately $157 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company believes that the foregoing facilities are (or will be when completed) adequate and suitable for the manufacturing, distribution, R&D, and administrative activities of the Company. The Company further believes that it has sufficient productive capacity across its facilities to meet anticipated demand for its products in the marketplace.

ITEM 3.   LEGAL PROCEEDINGS.
- ----------------------------

     Given the nature of the Company's pharmaceutical business, the Company is routinely confronted with claims and lawsuits primarily brought by private parties for personal injury or commercial losses, including actions involving present products, such as Seldane and Norpramin, and discontinued products such as diethylstilbestrol ("DES") and Bendectin (registered trademark). On occasion some of these claims and lawsuits may be asserted or brought by governmental agencies concerning regulatory and other matters, including environmental matters and regulation of advertising and product promotion.

     Over the years, the Company has developed expertise in the management of such claims and litigation, including the evaluation of claims and lawsuits, and the defense and disposition of lawsuits where appropriate.
As a consequence, some claims and lawsuits are resolved through settlement, while others are litigated extensively. In view of the Company's substantial experience with these circumstances, management deems such claims and lawsuits to be ordinary incidents of its business susceptible to overall management and evaluation, notwithstanding that the asserted damages are at times extraordinary and that the Company's ultimate liability, if any, in any individual case, may not be capable of calculation as of a particular date. The Company also is subject to litigation outside the ordinary course of its business. From time to time, the Company's insurers have reserved and may reserve their rights to deny coverage in certain cases due to differing theories of policy language interpretation and trigger of coverage. In addition, the Company actively defends and asserts its patent and other intellectual property rights.

     The following descriptions apply to certain specific lawsuits:

     As of December 31, 1994, there were 46 lawsuits pending against the Company in various state, federal, and foreign trial and appellate courts (21 in the United States and 25 in foreign countries) in which the plaintiffs allege that Bendectin, an antinauseant formerly marketed by the Company, was the cause of birth defects. Most suits in the United States include a claim for punitive damages. Of the U.S. cases, settlement or dismissal was pending in two cases, five cases were involved with some post-judgment or appeal process, and 14 suits were pending in trial courts. One foreign judgment in favor of the Company has been appealed. The remaining 24 foreign suits were pending but inactive in trial courts.

During 1994, three new cases were filed or refiled and seven were settled, dismissed, or finally resolved in favor of the Company.

     In June 1994, a jury in a Philadelphia, Pennsylvania, Bendectin case returned a verdict against the Company for $4.2 million compensatory damages and $15 million punitive damages. Disposition of post-trial motions is pending.

     In 1992 a judgment was entered against the Company for $20.2 million (including $15 million punitive damages) based on a 1991 jury verdict in a Corpus Christi, Texas, Bendectin case. In March 1994, the judgment was reversed on appeal and judgment was entered for the Company. In August 1994, the Texas Court of Appeals granted plaintiff's motion for a rehearing en banc and the case was reargued before the full appeals court in September. No decision has been rendered.

     In June 1993, the U.S. Supreme Court vacated a 1991 Ninth U.S. Circuit Court of Appeals ruling in two Bendectin lawsuits upholding an earlier ruling by the U.S. District Court in San Diego, California, based on a finding of insufficient admissible evidence. The Ninth Circuit had followed three other federal circuits in holding that evidence based on a scientific methodology that diverged from what is generally recognized as acceptable in the field is inadmissible. The Supreme Court ruled that such general acceptance is not the sole criterion for the admissibility of scientific evidence, but that trial courts are required to determine the reliability of purported scientific testimony before it can be admitted into evidence. The case was remanded to the Ninth Circuit for further proceedings and, on January 4, 1995, the Ninth Circuit affirmed the trial court's grant of summary judgment in favor of the Company. The plaintiffs have petitioned for a rehearing.

     In 1989, the U.S. Supreme Court declined to review a 1988 federal appeals court affirmance of a federal trial court decision that Bendectin does not cause birth defects, which resolved the claims of more than 1,100 plaintiffs in favor of the Company.

     The Company believes strongly that the Bendectin lawsuits are without merit and will continue to contest them vigorously. Although the outcome of such litigation cannot be predicted with any certainty, the Company does not believe that it would have material exposure financially, even if these cases were decided unfavorably.

     After the Company, Dow, and Hoechst announced on February 28, 1995, that they were engaged in discussions concerning the possible negotiated acquisition by Hoechst of all of the Company's outstanding Common Stock at a price of $25.75 per share in cash and that Dow and Hoechst also were discussing Hoechst's possible acquisition of Dow's Latin American pharmaceutical business for $200 million, a number of lawsuits were filed by shareholders of the Company in the New Castle County, Delaware, Court of Chancery against the Company, its directors, and Dow (as the Company's majority shareholder) alleging that the defendants have breached their fiduciary and common law duties to minority shareholders in connection with such discussions. In general, the various complaints contend that Dow is to receive consideration for the sale of its shares different from that to be received by the minority shareholders and that the Company's Board of Directors has failed to auction the Company to obtain the highest price for the Company's shares. Hoechst also is a defendant in one such action. The actions seek class certification status; injunctive relief; an evaluation of alternatives to the proposed transaction; the protection of minority shareholders against alleged conflicts of interest; the appointment of either an independent committee to protect the interests of minority shareholders or a shareholder committee to review offers to acquire the Company; and unspecified damages and other relief. The Company believes that the allegations of the various complaints are without merit and intends to contest them vigorously.

     In January 1995, the Company filed suit in Jackson County, Missouri, Circuit Court against two former associates of the Company (whose employment was terminated in January) seeking unspecified damages for fraud, breach of contract, misappropriation of valuable trade secrets related to manufacturing technology for Cardizem CD, and other serious actions damaging to the Company. The Company intends to prosecute this action vigorously.

     In October 1994, a lawsuit was filed in U.S. District Court for the District of Puerto Rico against the Company, Carderm, and four senior executives of the Company by Biovail Corporation International ("Biovail"), a Canadian pharmaceutical company, alleging violations of U.S. and Puerto Rico antitrust laws and other tortious or unlawful conduct in connection with the Company's assertion of rights related to its once-a-day sustained-release formulation for Cardizem CD. The suit alleges that the Company has engaged in sham litigation, abuse of legal and regulatory processes, and other conduct designed to delay approval by the FDA of Biovail's once-a-day sustained-release formulation of diltiazem in order to unlawfully maintain the Company's position in the market for sustained-release formulations of diltiazem. The suit seeks in excess of $480 million in actual damages plus trebled, punitive, and exemplary damages, costs, and attorneys' fees. In December 1994, the Company filed a motion to dismiss the suit. The Company believes this action is without merit and intends to defend it vigorously. According to the complaint, Biovail's diltiazem formulation has been licensed to Hoechst-Roussel Pharmaceuticals Inc. ("Hoechst-Roussel") and is the subject of the Company's pending patent infringement lawsuit against Hoechst-Roussel (see below).

     In March 1994, the Company filed suit in the U. S. District Court for the District of Colorado against Geneva Pharmaceuticals, Inc. ("Geneva"), regarding a proposed terfenadine product for which Geneva is seeking U.S. marketing approval from the FDA. The suit alleges that the commercial manufacture, use, and sale of terfenadine by Geneva would actively induce infringement of the Company's patent (which expires in April 1999) covering the metabolite of terfenadine that is believed to be primarily responsible for beneficial effects of Seldane and Seldane D. The Company believes that, under provisions of the Waxman-Hatch Act, the FDA cannot approve Geneva's ANDA for a period of up to 30 months from the filing of the lawsuit, pending the outcome of the litigation. Geneva's motion for summary judgment based on alleged invalidity of the terfenadine metabolite patent was denied in December 1994. Trial has been scheduled tentatively for October 1995. The Company intends to prosecute this action vigorously.

     In April 1994, the Company petitioned the FDA to require that all ANDA applicants seeking approval to market proposed terfenadine products must certify noninfringement of the patent for the terfenadine metabolite and that all ANDA approvals for terfenadine be stayed until the FDA responds to the Company's petition. In August 1994, the Company filed suit in the U.S. District Court for the District of Columbia against the U.S. Commissioner of Food and Drugs and the U.S. Secretary of Health and Human Services seeking a declaration that all ANDAs pending with the FDA for terfenadine products must certify noninfringement of the patent for the terfenadine metabolite, as well as an injunction and temporary restraining order against approval by the FDA of any ANDA for terfenadine that does not so certify. The action was stayed while the FDA considered the Company's petition upon FDA's agreement to notify the Company at least five business days prior to approving any such ANDA. The Company's petition was denied in January 1995 and the stay was lifted. In February 1995, the Company moved for summary judgment. Briefing on the motion is expected to be completed in April 1995.

     In June 1994, the Company filed suit in the U.S. District Court for the Southern District of Florida against Baker Norton Pharmaceuticals Inc. ("Baker Norton") regarding a proposed terfenadine product for which Baker Norton has filed an ANDA. The allegations of the suit are similar to those in the action against Geneva. Baker Norton's motion for summary judgment based on alleged invalidity of the Company's terfenadine metabolite patent was denied in March 1995 by a magistrate judge, subject to approval by the District Court.

     In April 1994, the Company filed suit in the U.S. District Court for the Western District of Missouri against Askin Capital Management, L.P. ("Askin"), and certain related parties seeking an unspecified amount of damages for breach of contract, violations of federal securities laws, and other actions in connection with Askin's engagement as investment manager for a portion of the Company's investment portfolio. The suit alleges that the Company was damaged as a result of Askin's failure to invest funds entrusted to it either in accordance with the terms of the agreement between the Company and Askin or in accordance with the representations made by Askin to induce the Company to engage Askin to provide investment management services. Discovery is underway.

     In May 1994, the Company filed suit in the Circuit Court of Jackson County, Missouri, against Smith Barney Shearson, Inc. ("Smith Barney") in connection with the Company's investment with Askin. The suit seeks unspecified damages for breach of contract by Smith Barney, which allegedly failed to monitor Askin's management of the Company's investment portfolio as required by the terms of a Services Agreement between Smith Barney and the Company, and for Smith Barney's alleged negligence and breach of fiduciary duty. Also in May 1994, Smith Barney filed an action in the Supreme Court of New York County, New York, seeking a declaratory judgment to the effect that the Services Agreement did not apply to the Company's Askin portfolio, that Smith Barney is not liable for damages if the Services Agreement did apply, and that Smith Barney did not breach any duty to the Company in connection with the investment. In January 1995, after the parties had engaged in an informal voluntary exchange of information in an effort to resolve the dispute, the Company moved to dismiss the New York action and Smith Barney moved the New York court to enjoin prosecution of the Missouri action. The parties await rulings on both motions.

     In late 1993 and early 1994, class action lawsuits were filed in multiple federal district courts (all now consolidated in the U. S. District Court for the Northern District of Illinois) by retail pharmacies against multiple defendants (principally pharmaceutical manufacturers and wholesale distributors), including the Company, alleging violations of federal antitrust laws and seeking unquantified trebled damages and injunctive relief. Individual actions also were filed by approximately 3000 retail pharmacies in various courts. The suits allege violations of federal and state antitrust and unfair competition laws by the defendant pharmaceutical manufacturers and wholesale distributors regarding the prices of brand name drugs sold to retail pharmacies. Pretrial discovery is underway. Management believes that the allegations of the various complaints are without merit as to the Company and intends to contest them vigorously. Neither the outcome of the litigation nor the Company's potential financial exposure can be predicted with certainty at this time.

     In November 1993, the Company, Carderm, and Elan Plc filed suit against Hoechst-Roussel in the U.S. District Court for the District of New Jersey alleging that Hoechst-Roussel is seeking FDA approval for a sustained-release product that infringes formulation patents covering Cardizem CD capsules. Hoechst-Roussel's motion to dismiss was denied in May 1994. In February 1995, Hoechst-Roussel moved for summary judgment. Discovery is underway.

     Following the Company's announcement on March 16, 1993, that sales and earnings for the first quarter of 1993 were expected to be down substantially from the first quarter of 1992, class action lawsuits (now consolidated) were filed in the U.S. District Court for the Western District of Missouri against the Company and certain of its officers and directors alleging violations of federal securities laws and asserting common law claims as a result of alleged materially false and misleading statements and material omissions by the Company and its officers and directors, seeking unspecified damages. Following the court's dismissal of the individual plaintiffs' claims in July 1994, the parties agreed to a settlement of all claims of the plaintiff class, which was approved by the court in December 1994. The Company contributed $500,000 to a settlement fund and the plaintiffs agreed not to appeal the court's decision.

     In February 1993, Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") filed suit against the Company in the U.S. District Court for the Western District of Missouri regarding the Company's advertising claims for Cardizem CD. The Company counterclaimed regarding RPR's advertising claims for Dilacor XR (registered trademark), RPR's once-a-day formulation containing diltiazem. In September 1994, the court entered an order prohibiting both parties from using advertisements prior to their approval by the FDA and granting certain other nonmonetary relief to each party. Post-trial motions by both parties are pending. This action is being contested vigorously.

     In 1992, the Company and Tanabe filed suit in multiple federal district courts against certain overseas producers of diltiazem, the active ingredient in the Company's Cardizem family of cardiovascular medications, and certain U.S. companies that market products in the U.S. containing diltiazem manufactured by such overseas producers. The suits allege infringement of Tanabe's U.S. patent rights by producing and marketing in the U.S. diltiazem manufactured using Tanabe's patented manufacturing process. The suits seek permanent injunctions against the defendants, unspecified damages, and costs. In February 1995, pursuant to a settlement agreement, actions against two of the defendants and their respective counterclaims were dismissed with prejudice. In February 1993, the Company and Tanabe filed a complaint with the International Trade Commission ("ITC") seeking to halt the importation of diltiazem manufactured overseas by those companies in violation of U.S. trade and patent laws. The ITC postponed trial pending the results of a re-examination of Tanabe's patent by the U.S. Patent and Trademark Office ("PTO") for patentability over newly discovered prior art. In May 1994, the PTO concluded its reexamination and held that all claims of Tanabe were patentable. In late 1994, trial was held before an administrative law judge of the ITC, who ruled against the Company and Tanabe in February 1995. A petition for review of the judge's decision by the ITC was submitted in February 1995.

If the petition is accepted, the ITC's decision will be due in May 1995. Further proceedings thereafter are possible.

     In July 1992, after the Company's announcement of plans to modify the labeling for its Seldane family of prescription antiallergy products at the request of the FDA, class action lawsuits (now consolidated in one suit) were filed in the U.S. District Court for the Western District of Missouri against the Company, certain of its officers and directors and certain other persons and entities alleging violations of the federal securities laws and common law claims as a result of alleged materially false and misleading statements and material omissions by the Company and its officers and directors concerning Seldane and seeking unquantified damages. Discovery is underway. Management believes this action is without merit and is defending it vigorously.

     The Company received clearance to market Nicoderm in November 1991 and Ciba-Geigy Corporation ("Ciba-Geigy") received marketing approval for its competing nicotine patch product Habitrol (registered trademark) shortly thereafter. In December 1991, Ciba-Geigy filed suit against the Company and ALZA in the U.S. District Court for the District of New Jersey alleging infringement of Ciba-Geigy's U.S. patent relating to Habitrol and seeking an injunction prohibiting future sales of Nicoderm by the Company and treble damages for sales of Nicoderm up to the time an injunction is issued. The Company counterclaimed and moved for summary judgment. In October 1994, Ciba-Geigy's patent was declared invalid and the Company's motion for summary judgment was granted. Ciba-Geigy has appealed. This lawsuit is being contested vigorously.

     In January 1995, the Company, ALZA, and Carderm filed suit in the U.S. District Court for the Southern District of New York against Ciba-Geigy and Lohmann Therapy Systems Corp. alleging that the manufacture, use, and sale of Habitrol in the U.S. infringes ALZA's U.S. patents relating to Nicoderm.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------  ----------------------------------------------------

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
- -------  --------------------------------------------------------------
         MATTERS.
         --------

     The Company's Common Stock is traded on The New York Stock Exchange under the symbol "MKC". Information regarding the high and low sales prices for the Common Stock on The New York Stock Exchange for each quarter of 1994 and 1993 and the frequency and amount of dividends declared by the Company during that period is set forth in Note 17, "Quarterly Financial Data", to the Company's Consolidated Financial Statements for the year ended December 31, 1994 (see Item 8, "Financial Statements and Supplementary Data"). The approximate number of holders of shares of Common Stock is set forth under the caption "Financial Position" in Item 6, "Selected Financial Data".

ITEM 6.  SELECTED FINANCIAL DATA.
- -------  ------------------------

                                                                             Year Ended December 31
                                                                -----------------------------------------------
Summary of Operations                                            1994      1993      1992      1991      1990
- ---------------------------------------------------------------------------------------------------------------
(Millions of Dollars, Except for Per Share Data)
     Net sales.................................................  $3,060    $2,818    $3,320    $2,851    $2,462
                                                                 ======    ======    ======    ======    ======
     Income before income taxes, minority interest and
       cumulative effect of changes in accounting principles...     615       507<F1> 1,017       896       751
                                                                 ======    ======    ======    ======    ======

     Minority interest.........................................      14         3        --        --        --
                                                                 ======    ======    ======    ======    ======
     Income before cumulative effect of changes
       in accounting principles................................     438       362       685       585       487
     Cumulative effect of changes in accounting principles, net      --        --        21        --        --
                                                                 ------    ------    ------    ------    ------
          Net income ..........................................     438       362       706       585       487
     Preferred stock dividends.................................       5         5         6         5         3
                                                                 ------    ------    ------    ------    ------
          Net income-common stockholders.......................  $  433    $  357    $  700    $  580    $  484
                                                                 ======    ======    ======    ======    ======
     Weighted average number of outstanding common shares--
       assuming full dilution..................................     278       278       280       282       282
                                                                 ======    ======    ======    ======    ======
     Earnings per share, before cumulative
       effect of changes in accounting principles--
       assuming full dilution..................................  $ 1.57    $ 1.30    $ 2.44    $ 2.07    $ 1.72
     Per share cumulative effect of changes in accounting
       principles, net.........................................      --        --       .07        --        --
                                                                 ------    ------    ------    ------    ------

     Earnings per common share--assuming full dilution.........  $ 1.57    $ 1.30<F1>$ 2.51    $ 2.07    $ 1.72
                                                                 ======    ======    ======    ======    ======

     Cash dividends per common share...........................  $ 1.00    $ 1.00    $  .98    $  .89    $  .70
                                                                 ======    ======    ======    ======    ======

                                                                                As of December 31
                                                                ------------------------------------------------
Financial Position                                               1994      1993      1992      1991      1990
- ----------------------------------------------------------------------------------------------------------------
(Millions of Dollars, Except for Per Share Data)
     Current assets...........................................   $2,049    $1,822    $1,752    $1,785    $1,352
                                                                 ======    ======    ======    ======    ======

     Total assets.............................................    4,100     3,795     3,183     2,762     2,160
                                                                 ======    ======    ======    ======    ======

     Current liabilities......................................    1,462     1,301       985       912       661
                                                                 ======    ======    ======    ======    ======

     Long-term debt...........................................       99       122       149       216       152
                                                                 ======    ======    ======    ======    ======

     Total liabilities........................................    1,808     1,624     1,301     1,175       907
                                                                 ======    ======    ======    ======    ======

     Minority interest in subsidiary companies................      173       175         2         2        --
                                                                 ======    ======    ======    ======    ======

     Temporary capital........................................       10         7         5         2        --
                                                                 ======    ======    ======    ======    ======

     Stockholders' equity.....................................    2,109     1,989     1,875     1,583     1,253
                                                                 ======    ======    ======    ======    ======

     Working capital..........................................      587       521       767       873       691
                                                                 ======    ======    ======    ======    ======

     Book value per common share..............................   $ 7.61    $ 7.26    $ 6.84    $ 5.73    $ 4.53
                                                                 ======    ======    ======    ======    ======

     Number of shareholders <F2>..............................   28,707    29,103    21,841    20,210    19,843

     Number of associates.....................................    9,421     9,827     9,808     9,170     9,122

<F1> Includes a $180 million pre-tax special charge which had an effect on earnings per share of $.46.
<F2> Shareholder accounts as reported by the transfer agent.  The Company believes there are approximately 60,000 to 75,000 additional shareholder accounts held in nominee names.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

RESULTS OF OPERATIONS

                                                                                  Year Ended December 31
                                                       --------------------------------------------------------------------------
                                                                                    Percent change         Percent of Net Sales
                                                                                  --------------------   ------------------------
                                                         1994      1993      1992 1994/1993  1993/1992   1994      1993      1992
- ---------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars, Except for Per Share Data)
     Net sales...............................          $3,060    $2,818    $3,320     9        (15)       100       100       100
     Cost of sales...........................             984       722       771    36         (6)        32        26        23
                                                       ------    ------    ------                         ---       ---       ---
       Gross profit..........................           2,076     2,096     2,549    (1)       (18)        68        74        77

     Operating expenses:
       Research and development..............             462       451       465     2         (3)        15        16        14
       Selling, general and administrative...           1,034     1,026     1,130     1         (9)        34        37        34
       Special charge........................              --       180        --  (100)        --         --         6        --
                                                       ------    ------    ------                         ---       ---       ---
       Total operating expenses..............           1,496     1,657     1,595   (10)         4         49        59        48
                                                       ------    ------    ------                         ---       ---       ---
          Operating income...................             580       439       954    32        (54)        19        15        29
     Other income, net.......................              52        81        72   (36)        13          2         3         2
     Interest expense........................              17        13         9    31         44          1        --        --
                                                       ------    ------    ------                         ---       ---       ---
       Income before income taxes, minority
         interest and cumulative effect of
         changes in accounting principles....             615       507     1,017    21        (50)        20        18        31
     Income taxes............................             163       142       332    15        (57)         6         5        10
     Minority interest.......................              14         3        --   367         --         --        --        --
                                                       ------    ------    ------                         ---       ---       ---

       Income before cumulative effect of
          changes in accounting principles...             438       362       685    21        (47)        14        13        21
     Cumulative effect of changes in
       accounting principles, net............              --        --        21    --       (100)        --        --        --
                                                       ------    ------    ------                         ---       ---       ---
       Net income............................             438       362       706    21        (49)        14        13        21
     Less preferred stock dividends..........               5         5         6    --        (17)        --        --        --
                                                       ------    ------    ------                         ---       ---       ---
       Net income -- common stockholders.....          $  433    $  357    $  700    21        (49)        14        13        21
                                                       ======    ======    ======                         ===       ===       ===
     Earnings per share before cumulative
       effect of changes in accounting
       principles -- assuming full dilution..          $ 1.57    $ 1.30    $ 2.44    21        (47)
     Per share cumulative effect of changes
       in accounting principles, net.........              --        --       .07    --       (100)
                                                       ------    ------    ------
     Earnings per common share --
       assuming full dilution................          $ 1.57    $ 1.30    $ 2.51    21        (48)
                                                       ======    ======    ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                                                                           Year Ended December 31
                                                  --------------------------------------------------------------------------
                                                                             Percent change           Percent of Net Sales
                                                                           -------------------      ------------------------
Major Product Sales                               1994      1993      1992 1994/1993 1993/1992      1994      1993      1992
- ----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
     Cardizem family                            $  933    $  913    $1,053       2       (13)         30        32        32

     Seldane family                                698       747       878      (7)      (15)         23        27        26

     Carafate                                      147       177       203     (17)      (13)          5         6         6

     Smoking cessation <F1>                         96       156       286     (38)      (45)          3         5         9

     All other <F2>                              1,186       825       900      44        (8)         39        30        27
                                                ------     -----     -----                           ---       ---       ---

     Total                                      $3,060    $2,818    $3,320       9       (15)        100       100       100
                                                ======    ======    ======                           ===       ===       ===

<F1> On January 1, 1994, the U.S. marketing rights for Nicorette were transferred to SmithKline Beecham Consumer Healthcare, L.P., a consumer products partnership in which the Company has a minority interest.
<F2> Over-the-counter products sold in the U.S. are excluded after August 1992.  Over-the-counter products sold in foreign markets are included.

The following discussion and analysis provide information which management believes is relevant to understanding the Company's consolidated results of operations and financial condition. This should be read in conjunction with the consolidated financial statements and notes.

SALES.  Full-year 1994 net sales increased nine percent to $3.1 billion from sales of $2.8 billion in 1993.  Net sales in 1993 declined 15.1 percent from $3.3 billion in 1992. Sales changes can be attributed to the following:
                                                   1994      1993     1992
- ---------------------------------------------------------------------------
Percent change
Unit volume.....................................   10.0%    (13.5)%   13.5%
Currency........................................    1.0      (1.8)     0.7
Price increases, net of rebates.................   (2.0)      0.2      2.3
                                                  -----      ----     ----

Total sales change..............................    9.0%    (15.1)%   16.5%
                                                  =====      ====     ====

     Unit volume, up 10 percent, accounted for the majority of the increase in 1994 versus 1993. The unit volume increase was primarily attributable to the effect on 1994 sales of the acquisitions of The Rugby Group, Inc. ("Rugby") and Kodama Ltd.("Kodama"). The change in currency in 1994 versus 1993 was not substantial with the largest impact resulting from fluctuations in Japan. Currency fluctuations in Europe did not have a measurable impact on sales. The impact of price increases, net of rebates, on sales growth continued to decline in 1994 as was the case in 1993. The majority of the sales decrease in 1993 versus 1992 was attributable to a decline in unit volume. Product sales contributing to this volume decline included Cardizem tablets, Cardizem SR, Nicoderm, and Seldane, partially offset by increased sales of Cardizem CD. Rebates increased in 1994 over 1993 and 1992 primarily due to a greater volume of contract sales subject to discount to hospitals and managed care providers and a change in the method by which governmental organizations purchase product.

The Company's net sales continue to be subject to increasing price pressures from the purchasing power of governmental entities, managed care organizations, pharmacy chains, and other large purchasers, which resulted in fewer and smaller price increases, legally required "best price" sales, price rebates, and increasing competitive pressures on key products.

CARDIZEM FAMILY. Sales of the Cardizem family increased to $933 million in 1994 compared with $913 million in 1993 and $1,053 million in 1992. Once-a-day Cardizem CD contributed $708 million in sales in 1994, compared with $546 million in 1993, and $260 million in 1992. Generic competition for Cardizem tablets in the U.S. began in November 1992. The increase in sales of Cardizem CD, which became the predominant dosage form in 1993 and accounted for 76 percent of Cardizem family sales in 1994, partially offset the erosion of sales of older forms of Cardizem. Demand has shifted to the more convenient, less expensive Cardizem CD and to generic and competing products.
     U.S. regulatory exclusivity for Cardizem Injectable and Cardizem CD expired in October 1994 and December 1994, respectively, and additional competition is expected. The Company's U.S. patent for its once-a-day formulation of Cardizem CD will prevent other products from using that patented formulation until expiration of the patent in 2011. However, competition from other once-a-day diltiazem formulations that do not infringe the patent and from generic products has begun and is expected to continue to exert pressure on sales of the Cardizem family. The Company believes that the U.S. Food and Drug Administration ("FDA") has been asked to designate a competing once-a-day diltiazem product as generically substitutable for Cardizem CD. Such a designation for this or any other once-a-day diltiazem product could have a material adverse effect on sales of Cardizem CD.

SELDANE FAMILY. Global sales of terfenadine, marketed as Seldane and Seldane-D in the United States, were $698 million in 1994, down seven percent from 1993, and $747 million in 1993, 15 percent less than 1992.
The overall decrease in terfenadine sales beginning in the third quarter of 1992 primarily reflects adverse publicity in North America (which began in July 1992) concerning the relabeling of the product at the request of the FDA to strengthen warnings about certain rare but serious side effects; restrictions on U.S. promotion following the relabeling; pressures from competing products; and a mild 1993 allergy season in Europe. Lower European and North American sales in 1993 and 1994 were partially offset by Japanese sales, which continued to show strong growth in 1994. Forty-three percent of 1994 terfenadine sales were generated outside the United States, compared with 36 percent in 1993 and 30 percent in 1992.
     Significant U.S. regulatory exclusivity for Seldane and Seldane-D expired in April 1994 and August 1994, respectively. An additional patent covering terfenadine products expires in March 1998, but the extent of its protection currently is the subject of litigation. Seldane and Seldane-D continue to lose market share under increasing pressure from competing products. U.S. sales of terfenadine are expected to continue to decline, perhaps substantially in the event of generic competition.

CARAFATE. Sales of sucralfate, marketed as Carafate and Carafate Suspension in the U.S., declined 17 percent to $147 million in 1994, from $177 million in 1993. Sales declined 13 percent from 1992 to 1993. The declining sales are primarily the result of continuing pressure from a growing number of products in a highly competitive market.
     Carafate Suspension, a liquid form launched in the U.S. in the first quarter of 1994, contributed $19 million in sales for the year.

SMOKING CESSATION. Sales of smoking cessation products, including Nicorette (nicotine gum) and the Nicoderm patch, were $96 million in 1994, a decrease of $60 million, or 38 percent, from $156 million in 1993. This decline is attributable primarily to the transfer of U.S. marketing rights for Nicorette to SmithKline Beecham Consumer Healthcare, L.P. ("SKBCHC"), the Company's consumer products partnership with SmithKline Beecham, effective January 1, 1994, and to a lesser extent to reduced demand for Nicoderm. In exchange for the Nicorette marketing rights, the Company will receive a larger share of partnership profits, which are recorded in other income, net. Sales of smoking cessation products declined 45 percent from 1992 to 1993, reflecting a substantial drop in demand for nicotine patch products in 1993 and severe shrinkage of the entire smoking cessation market.

RUGBY GENERIC PRODUCTS. Rugby, which became a wholly owned subsidiary of the Company on October 4, 1993, recorded 1994 sales of $296 million. Fourth-quarter 1994 sales were $76 million, down seven percent from sales of $82 million in the fourth quarter of 1993, due primarily to initial sales of a product in December 1993 without a comparable launch in late
1994.   Because generic products have substantially lower margins than the
Company's other products, Rugby sales should not be viewed as having an impact on earnings equivalent to an equal amount of sales of the Company's non-generic products.

INTERNATIONAL SALES. In January 1994, the Company acquired a majority ownership interest in Kodama Ltd., and by December 31, 1994, had increased its ownership to 99.8 percent. Kodama's financial results for the full year are reflected in the consolidated financial statements of the Company.
Kodama contributed $161 million to 1994 sales.   Kodama's sales were not
included in consolidated sales of the Company prior to January 1994. Effective in January 1995, Kodama and Marion Merrell Dow K.K., the Company's principal Japanese subsidiary, merged their organizations to take advantage of marketing and other synergies.
     Sales in international markets were $1.2 billion, up 19 percent from the prior year primarily due to the addition of Kodama sales and increased sales of Seldane in Japan. International sales were 40, 36, and 33 percent of total sales in 1994, 1993, and 1992, respectively. The trend toward increasing international sales affects sales and earnings, since sales outside the U.S. generally have lower margins and may be subject to currency fluctuations.
     As in the United States, reducing the cost of health care continues to be an important issue in other countries. Other countries have used direct controls on prices and indirect controls, such as health care budgeting, to restrict spending on pharmaceuticals. Although it is not possible to predict with certainty what actions will be taken by authorities in the future, it is reasonable to assume the Company will become increasingly subject to a variety of downward pressures on prices internationally.

COSTS AND EXPENSES. Cost of sales as a percentage of net sales was 32 percent in 1994 versus 26 percent in 1993, and 23 percent in 1992. The 1994 and 1993 increases in cost of sales, as a percentage of net sales, are due to a greater percentage of international sales (which generally have higher cost of sales) and the U.S. sale of lower-margin prescription products (primarily due to sales of Rugby generic products and the increasing purchasing power of hospitals, managed care providers and government agencies). The 1994 cost of sales for Rugby and Kodama were $239 million (81 percent of sales) and $77 million (48 percent of sales), respectively. Fourth quarter 1994 cost of sales for Rugby were $63 million (83 percent of sales) compared to fourth quarter 1993 cost of sales of $62 million (76 percent of sales). The lower 1992 cost of sales percentage resulted from favorable product mix in both Europe and the Pacific and favorable manufacturing variances in Europe.
     Research and development ("R&D") expenses were $462 million, $451 million, and $465 million in 1994, 1993, and 1992, respectively. As a percent of net sales, R&D spending was 15 percent in 1994, 16 percent in 1993 and 14 percent in 1992. The decreases in R&D spending for 1993 and 1994 relative to 1992 are attributable primarily to cost savings resulting
from implementation of global R&D synergies.   The $11 million or two
percent increase in research and development expense in 1994 over 1993 is primarily attributable to R&D expenses related to Rugby and Kodama, incentive compensation, an increase in amortization costs related to new products and costs associated with patent rights.
     Selling, general and administrative expenses were $1,034 million, $1,026 million, and $1,130 million, in 1994, 1993, and 1992, respectively. The one percent increase from 1993 to 1994 is due to the inclusion of an entire year of expenses in 1994 related to Rugby and Kodama of approximately $125 million, offset partially by cost savings in promotion and advertising of about $80 million and the remaining savings being attributable to the related salary and benefits savings from the reductions in force in 1993 and 1994. The nine percent decline from 1992 to 1993 is attributable to an overall commitment to reduced spending levels due to the corporate restructuring that began in 1993.
     During the second quarter of 1993, a pre-tax special charge of $180 million was taken which reduced 1993 earnings per share by $.46. The special charge included the estimated cost of a number of strategies designed to decrease the number of associates, reduce and consolidate facilities, focus R&D on the highest priority projects in the product pipeline and redesign the U.S. business to address the changing health care market. See discussion of the special charge under "Liquidity and Capital Resources."

OTHER INCOME, NET. Other income, net, for 1994 was $52 million as compared to $81 million for 1993. The reduction was due primarily to the decline in market value of the Company's investment portfolio of mortgage derivative securities [formerly managed by Askin Capital Management, L.P. ("Askin") now in bankruptcy proceedings] in 1994, and to a lesser extent to the impairment of the Company's portfolio of investments in biotechnology companies, partially offset by gains from sales of certain biotechnology stocks and income from the SKBCHC partnership. The Company has begun to reduce its holdings of mortgage derivative securities and to dispose of securities of certain biotechnology companies in which the Company no longer has a strategic interest. In the first quarter of 1995, the Company divested its remaining holdings of mortgage derivatives without an impact on earnings.
     The increase in other income, net, from 1992 to 1993 can be attributed primarily to income from the SKBCHC partnership and asset sales in Japan, partially offset by a decrease in investment income due to lower interest rates and a reduction in funds available for investments.
     Income from partnerships and co-promotion agreements is included in other income, net.

INCOME TAXES. The Company s effective income tax rate in 1994 was 26.5 percent versus 28.0 percent in 1993 and 32.6 percent in 1992. The 1994 effective tax rate declined versus 1993 due to the effect of the Company's interest in Carderm Capital L.P. (the "Partnership"), a limited partnership in which a subsidiary of the Company is the general partner and another subsidiary of the Company is the principal limited partner. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the Partnership and its subsidiary are included in the Company's consolidated financial statements and outside investors' limited partnership interests are reflected as minority interests. For income tax purposes, the outside investors' limited partnership interests are not included. See Notes to Consolidated Financial Statements - Note 13 for a reconciliation of the U.S. statutory income tax rate to the Company s effective rate. The 1993 effective tax rate declined versus 1992 primarily due to increased production from the Company's operations in Puerto Rico, utilization of foreign tax credits and a decline in sales of the Company's major products in the United States. The Omnibus Budget Reconciliation Act became law in August 1993 and affected many aspects of corporate tax law; for example, it increased the corporate tax rate and reduced certain income tax benefits related to manufacturing in Puerto Rico. The Company's effective tax rate in 1995 is expected to be higher than in 1994 due to the decline in benefits to be derived from manufacturing done in Puerto Rico and the expense related to acquired research of Selectide Corporation which is not tax deductible.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. Net cash provided by operating activities was $699 million in 1994, compared with $593 million in 1993, and $706 million in 1992. With the adoption of Financial Accounting Standards Board Statement No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities," purchases and sales of trading securities are now classified as part of operating activities versus investing activities.
     Net cash used for investing activities was $466 million in 1994, $346 million in 1993, and $425 million in 1992.
     In 1994, investment funds were used primarily to increase investments through purchases, net of sales, of $221 million, purchase businesses for $120 million and property, plant and equipment for $90 million.
     In 1993, investment funds were used primarily to purchase a business for $271 million; property, plant and equipment for $176 million and shares in an equity company for $76 million.
     In 1992, investment funds were used primarily to purchase a business for $250 million and property, plant and equipment for $173 million.
During 1992, the Company invested $36 million to acquire an existing production facility in Midland, Michigan, from The Dow Chemical Company
(Dow), which is now managed by Dow.
     The Company has commitments with Dow to build research and development pilot facilities and a bulk chemical manufacturing facility in Midland, Michigan. Total capital authorized for these two projects was $75 million, of which $68 million had been expended through December 31, 1994. The pilot facility was completed in 1994. The bulk chemical manufacturing facility is now substantially complete but is not expected to be placed into service immediately.
     Cash flow used for financing activities was $244 million in 1994, $276 million in 1993, and $132 million in 1992. Principal financing activities were dividend payments aggregating $282 million in 1994 and 1993 and $273 million in 1992, and short-term loans to Dow, which on a net basis used $25 million in 1994, and provided $55 million and $185 million in 1993 and 1992, respectively.

     The Board of Directors authorized the purchase of up to 7.8 million shares of the Company s common stock. Through December 31, 1994, approximately 4.9 million shares had been purchased. The shares are used to fund benefit plans for associates, as well as for general business purposes.
     Cash dividends per common share declared were $1.00 in 1994, $1.00 in 1993, and $.98 in 1992. As of December 31, 1994, the Company s quarterly dividend was $.25 per common share ($1.00 on an annualized basis).
     Working capital was $587 million in 1994, $521 million in 1993 and $767 million in 1992. The increase in working capital from 1993 to 1994 is primarily attributable to the improved management of inventory quantities
and net proceeds resulting from transactions in trading securities.   The
decrease in working capital from 1992 to 1993 was primarily due to the Company's acquisition of Rugby, the special charge recorded in June 1993 and the acquisition of an equity interest in Kodama.
     In April 1993, two wholly owned subsidiaries of the Company contributed assets with a fair value of approximately $1 billion to the Partnership. In October 1993, outside investors acquired limited partner interests in the Partnership for $180 million. Following this transaction, the Company owns an approximate 85% interest in the Partnership. The assets, liabilities, results of operations and cash flows of the Partnership are included in the Company's consolidated financial statements. See Notes to Consolidated Financial Statements - Note 14.

SPECIAL CHARGE. In June 1993, the Company recorded a special charge of $180 million. The following table details the remaining liability balance as of December 31, 1994 (millions of dollars).

     Employee termination and realignment costs related to
     severance and benefits                                          $ 39

     Business relocation costs for North America manufacturing, research and development and corporate offices
     (estimated completion in spring of 1996)                          11

     Information systems development costs necessary for U.S.
     business reengineering                                            12

     Asset write-downs covering manufacturing and research and
     development site closings, leasehold improvements and
     product licenses                                                   7
                                                                     -----
                         Balance at December 31, 1994                $ 69
                                                                     =====

     The special charge liability has been reduced by total cash expenditures of $107 million ($65 million in 1994, $42 million in 1993), all of which have been funded from operations. Asset write-downs have been $4 million. During 1994, the Company reevaluated its estimates for plant closings and anticipated expenditures for severance and benefit costs, primarily health care benefits. The changes in these estimates were offsetting.
     As of December 31, 1994, the Company's global work force has been reduced by approximately 1,650 associates, of which 1,290 associates were terminated involuntarily with severance packages, resulting in $69 million of direct severance costs. Additional payments for relocation and out-placement services and other termination benefits have totaled $21 million. The Company is obligated under its plan to provide health care benefits for associates involuntarily terminated up to a maximum of five years. Cash outflows related to health care benefit extensions are expected to be approximately $13 million through 1999. Work force reduction efforts are expected to result in estimated payroll and benefit cost savings of $127 million in 1995.
     Expenditures in 1994 largely consisted of research and development restructuring and associate severance pay and benefits. The actions contemplated under the special charge are expected to be substantially complete by December 31, 1995. Expected cash outflows of approximately $41 million in 1995 will be funded from operations.

CAPITAL RESOURCES. In August 1994 the Company announced certain steps it is taking to keep pace with the rapid changes taking place in the pharmaceutical industry. The Company is constantly assessing and adjusting its corporate structure and business mix in an effort to remain competitive. As part of this process, the Company continually evaluates acquisition candidates, possible joint marketing arrangements, potential business combinations and alliances, and other strategic alternatives with the goal of improving its position within the industry. The Company has retained an investment banker to advise it with respect to such alternatives. Dow, which owns approximately 71 percent of the Company's outstanding Common Stock, also has retained an investment banker to advise it with respect to strategic opportunities for the Company. In addition, the Company intends to continue its efforts to build long-term value by focusing on the expanding needs of the growing managed care market in the United States. See Notes to Consolidated Financial Statements--Note 15 for a discussion on the possible negotiated acquisition by the Hoechst Group of all the outstanding shares of the Company.
     In December 1992, the City of Kansas City, Missouri, approved the Company's proposal to construct facilities in Kansas City with the assistance of tax increment financing, which provides for partial reimbursement of project costs. As revised in 1993 to reflect the Company's new global strategy, the project will consolidate substantially all Kansas City-based functions at a single site. Construction of the facilities began in early 1994 and is expected to be completed in 1996-97. The Company entered into an arrangement providing for a third party to construct and own the facilities, which are estimated to cost approximately $117 million and to lease such facilities to the Company upon completion. The Company has an option to purchase the facilities at the end of the lease term. The Company expects to finance the remaining cost of the project, estimated to be not more than $40 million, with cash from operations.
     Cash flows from operating activities are expected to be sufficient to meet planned capital expenditures, dividends and other normal operating activities of the Company.

OTHER ITEMS

PRICING/INFLATION. The Company has a policy that it will not raise prices on its overall product line beyond the expected annual rate of inflation in any given year as measured by the "Blue Chip Economic Indicators" forecast.

RECENT BUSINESS CONDITIONS. The overall cost of health care is expected to continue to be of concern to governmental and private institutions in major world markets and efforts in this area are expected to continue to be a major consideration in the Company's pricing decisions. Anticipated U.S. health care legislation did not materialize in 1994 and the change in control of Congress with the 1994 election makes the prospects for such legislation uncertain. If enacted, however, any such legislation could include mechanisms designed to control prices. With or without such legislation, the influence of government entities, managed care organizations, volume purchasers, insurers and others over purchasing and prescribing decisions is expected to continue to exert increasing pressure on the pricing of pharmaceutical products.
     The North American Free Trade Agreement ("NAFTA"), effective in 1994, provides for the removal of trade barriers among the U.S., Canada and Mexico over a 15-year period. Although the effect of NAFTA on the Company, which is believed to have been positive, was immaterial in 1994, it may increase in the future. Legislation implementing the General Agreement on Tariffs and Trade ("GATT") in the U.S. was enacted late in 1994. GATT is expected to benefit the Company, primarily due to its additional protection for intellectual property and the elimination of many trade tariffs among the U.S. and certain of its principal trading partners. The Company has noted a significant reduction in tariff expense due to GATT.

EVENTS OF 1995. In January 1995, the Company acquired Selectide Corporation ("Selectide") for $58 million as part of the Company's strategy to accelerate research and development. Selectide brings experience in combinatorial chemistry and rapid screening technologies for pharmaceutical research. The Company will record a one-time charge for the cost of acquired research. This charge, equivalent to the amount of the acquisition price in excess of the net identifiable assets of Selectide, will reduce earnings per share by approximately $.17 in the first quarter of 1995.
     On March 7, 1995, the Company and Teva Pharmaceutical Industries Limited ("Teva") signed definitive agreements for the North American marketing of Copaxone (registered trademark)(Copolymer-1), Teva's investigational new product for multiple sclerosis.
     During the first quarter of 1995, the Company's board of directors approved the construction and purchase of two manufacturing sites for a cost of approximately $50 million.
     As discussed previously, see Notes to Consolidated Financial Statements--Note 15 for a discussion on the possible negotiated acquisition by the Hoechst Group of all the outstanding shares of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- -------  --------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31                                                                         1994      1993      1992
- -----------------------------------------------------------------------------------------------------------------------
(Millions of Dollars, Except for Per Share Data)
     Net sales...........................................................................    $3,060    $2,818    $3,320
     Cost of sales.......................................................................       984       722       771
                                                                                             ------    ------    ------
          Gross profit...................................................................     2,076     2,096     2,549
                                                                                             ------    ------    ------

     Operating expenses:
       Research and development..........................................................       462       451       465
       Selling, general and administrative...............................................     1,034     1,026     1,130
       Special charge....................................................................        --       180        --
                                                                                             ------    ------    ------
          Total operating expenses.......................................................     1,496     1,657     1,595
                                                                                             ------    ------    ------
          Operating income...............................................................       580       439       954
     Other income, net...................................................................        52        81        72
     Interest expense....................................................................        17        13         9
                                                                                             ------    ------    ------
          Income before income taxes, minority interest and cumulative effect of
            changes in accounting principles.............................................       615       507     1,017
     Income taxes........................................................................       163       142       332
     Minority interest...................................................................        14         3        --
                                                                                             ------    ------    ------
          Income before cumulative effect of changes in accounting principles............       438       362       685
     Cumulative effect of change in accounting principle -- income taxes.................        --        --        54
     Cumulative effect of change in accounting principle -- postretirement benefits......        --        --       (33)
                                                                                             ------    ------    ------
          Net income.....................................................................       438       362       706
     Less preferred stock dividends......................................................         5         5         6
                                                                                             ------    ------    ------

          Net income -- common stockholders..............................................    $  433    $  357    $  700
                                                                                             ======    ======    ======

     Earnings per share, before cumulative effect of changes in
       accounting principles -- assuming full dilution...................................    $ 1.57    $ 1.30    $ 2.44
     Per share cumulative effect of change in accounting
       principle -- income taxes.........................................................        --        --       .19
     Per share cumulative effect of change in accounting
       principle -- postretirement benefits..............................................        --        --      (.12)
                                                                                             ------    ------    ------

     Earnings per common share -- assuming full dilution.................................    $ 1.57    $ 1.30    $ 2.51
                                                                                             ======    ======    ======

See accompanying Notes to Consolidated Financial Statements.

                             CONSOLIDATED BALANCE SHEETS

                                                                                                                   December 31
                                                                                                                 ----------------
Assets                                                                                                          1994         1993
- ---------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars, Except for Per Share Data)
     Current assets:
       Cash and cash equivalents................................................................................ $   95    $  147
       Short-term investments...................................................................................    399       252
       Accounts and notes receivable, net.......................................................................    626       491
       Notes receivable from Dow................................................................................    435       364
       Inventories..............................................................................................    323       382
       Prepaid expenses.........................................................................................     25        19
       Income taxes receivable..................................................................................     23        25
       Deferred income tax benefits.............................................................................    123       142
                                                                                                                 ------    ------
          Total current assets..................................................................................  2,049     1,822
       Property, plant and equipment, net.......................................................................    739       677
       Intangibles, net.........................................................................................    813       631
       Long-term marketable securities..........................................................................    212       382
       Deferred income tax benefits.............................................................................    149        59
       Other assets.............................................................................................    138       224
                                                                                                                 ------    ------
       Total assets............................................................................................. $4,100    $3,795
                                                                                                                 ======    ======

                                                                                                                   December 31
                                                                                                                 ----------------
Liabilities and Stockholders' Equity                                                                              1994     1993
- ---------------------------------------------------------------------------------------------------------------------------------
     Current liabilities:
       Accounts and notes payable............................................................................... $  327   $  409
       Accounts and notes payable to Dow........................................................................    442      277
       Accrued expenses.........................................................................................    220      233
       Income taxes payable.....................................................................................     63       --
       Associate compensation and incentive plans...............................................................    128       76
       Dividends payable........................................................................................     69       69
       Other current liabilities................................................................................    213      237
                                                                                                                 ------   ------
          Total current liabilities.............................................................................  1,462    1,301
     Long-term debt.............................................................................................     99      122
     Deferred income taxes......................................................................................     84       55
     Other liabilities..........................................................................................    163      146
     Commitments and contingent liabilities.....................................................................
                                                                                                                 ------   ------
          Total liabilities.....................................................................................  1,808    1,624
                                                                                                                 ------   ------
     Minority interest in subsidiary companies..................................................................    173      175
                                                                                                                 ------   ------

     Temporary capital:
       ASOP convertible preferred stock at $1 par value per share;
        issued 2,794,896 shares (2,866,873 shares issued at December 31, 1993)..................................      3        3
       Paid-in capital..........................................................................................     97       99
       Less guaranteed ASOP obligation..........................................................................    (90)     (95)
                                                                                                                 ------   ------
          Total temporary capital...............................................................................     10        7
                                                                                                                 ------   ------

     Stockholders' equity:
       Preferred stock at $1 par value per share
          Authorized 8,000,000 shares; 5,072,360 shares undesignated............................................     --       --
       Common stock at $.10 par value per share
          Authorized 350,000,000 shares; issued 278,781,723 shares (278,781,949 shares at December 31, 1993)....     28       28
       Paid-in capital..........................................................................................    614      639
       Cumulative translation adjustments.......................................................................    (51)     (78)
       Unrealized gain (loss) on certain equity and debt investments............................................     (1)      82
       Retained earnings........................................................................................  1,613    1,456
                                                                                                                  ------  ------
                                                                                                                  2,203    2,127
     Less:
       2,074,735 shares of common stock in treasury, at cost
         (4,781,157 shares at December 31, 1993)................................................................    (50)   (138)
       Unearned compensation-restricted stock awards............................................................    (44)     --
                                                                                                                 ------   ------
          Total stockholders' equity............................................................................  2,109    1,989
                                                                                                                 ------   ------
     Total liabilities and stockholders' equity................................................................. $4,100   $3,795
                                                                                                                 ======   ======

See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31                                                                                   1994      1993      1992
- ---------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
     Cash flows from operating activities:
       Net income.................................................................................... $   438    $  362     $ 706
       Non-cash items included in net income:
          Depreciation and amortization..............................................................     119       107       101
          Undistributed earnings of affiliates.......................................................     (31)      (15)       (5)
          Deferred tax provision.....................................................................      (3)      (25)      (80)
          Unrealized (gain) loss on trading securities...............................................       5        --        --
          Other......................................................................................      64       (28)       19
       Changes in assets and liabilities:
          Accounts and notes receivable, net.........................................................     (35)       93       (41)
          Accounts receivable from Dow...............................................................       5        (8)       10
          Accounts receivable from other related companies...........................................      --        (8)       (7)
          Inventories................................................................................      86        17       (84)
          Trading investments-purchases..............................................................    (313)       --        --
          Trading investments-proceeds from sale or maturity.........................................     342        --        --
          Accounts and notes payable.................................................................     (89)       46        33
          Accounts payable to Dow....................................................................       1         7        (5)
          Income taxes payable.......................................................................      53       (44)      (12)
          Other, net.................................................................................      57        89        71
                                                                                                       ------    ------    ------

               Net cash provided by operating activities.............................................     699       593       706
                                                                                                       ------    ------    ------

     Cash flows from investing activities:
          Purchase of investments..................................................................... (1,148)   (1,833)   (1,466)
          Proceeds from the sale and maturity of investments..........................................    927     1,840     1,483
          Proceeds from outside investors in limited partnership......................................     --       180        --
          Property, plant and equipment additions.....................................................    (90)     (176)     (173)
          Acquisition of businesses, net of cash and cash equivalents acquired........................   (120)     (271)     (250)
          Investment in an equity interest............................................................     --       (76)       --
          Other, net..................................................................................    (35)      (10)      (19)
                                                                                                       ------    ------    ------

               Net cash used by investing activities..................................................   (466)     (346)     (425)
                                                                                                       ------    ------    ------

     Cash flows from financing activities:
          Proceeds from issuance of long-term debt....................................................     11        --        74
          Repayment of long-term debt.................................................................    (77)     (115)      (98)
          Repayment of short-term loans to Dow........................................................    245       480       755
          Short-term loans to Dow.....................................................................   (270)     (425)     (570)
          Change in notes receivable from Dow.........................................................    (47)     (143)       31
          Change in notes payable to Dow..............................................................    164       216         8
          Dividends paid on common and preferred shares...............................................   (282)     (282)     (273)
          Purchase of treasury stock..................................................................     (8)       (7)      (59)
          Proceeds from treasury stock................................................................     20        --        --
                                                                                                       ------    ------    ------

               Net cash used by financing activities..................................................   (244)     (276)     (132)
                                                                                                       ------    ------    ------

Year Ended December 31                                                                                   1994      1993      1992
- ---------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
     Exchange rate effect on cash and cash equivalents................................................    (41)      (15)      (7)
                                                                                                       ------    ------   ------
     Increase (decrease) in cash and cash equivalents.................................................    (52)      (44)     142
     Cash and cash equivalents at beginning of period.................................................    147       191       49
                                                                                                       ------    ------   ------
     Cash and cash equivalents at end of period....................................................... $   95    $  147   $  191
                                                                                                       ======    ======   ======

     Supplemental cash flow information:
          Interest paid............................................................................... $   15    $   12   $    9
                                                                                                       ======    ======   ======
          Income taxes paid........................................................................... $  137    $  144   $  353
                                                                                                       ======    ======   ======

See accompanying Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Year Ended December 31                                                                                   1994      1993      1992
- ---------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars, Except for Per Share Data)
     Preferred stock:
       Balance at beginning and end of period.........................................................$    --   $   --    $   --
                                                                                                       ------    ------   ------

     Common stock:
       Balance at beginning and end of period.........................................................     28        28       28
                                                                                                       ------    ------   ------

     Paid-in capital:
       Balance at beginning of period.................................................................    639       639      639
       Associate incentive plans common stock issuances...............................................    (25)       --       --
                                                                                                       ------    ------   ------
       Balance at end of period.......................................................................    614       639      639
                                                                                                       ------    ------   ------

     Cumulative translation adjustments:
       Balance at beginning of period.................................................................    (78)      (33)      47
       Foreign currency translation adjustments.......................................................     27       (45)     (80)
                                                                                                       ------    ------   ------
       Balance at end of period.......................................................................    (51)      (78)     (33)
                                                                                                       ------    ------   ------

     Unrealized gain (loss) on certain equity and debt investments....................................     (1)       82       --
                                                                                                       ------    ------   ------

     Retained earnings:
       Balance at beginning of period.................................................................  1,456     1,373      942
       Net income.....................................................................................    438       362      706
       Common stock dividends declared
         ($1.00, $1.00, and $.98 per common share, respectively)......................................   (276)     (274)    (270)
       Preferred stock dividends declared, net........................................................     (5)       (5)      (5)
                                                                                                       ------    ------   ------
       Balance at end of period.......................................................................  1,613     1,456    1,373
                                                                                                       ------    ------   ------

     Common stock in treasury:
       Balance at beginning of period
         (4,781,157; 4,512,640; and 2,467,763 shares, respectively)...................................   (138)     (132)     (73)
       Purchases of common stock for treasury
         (452,300; 360,200; and 2,068,300 shares, respectively).......................................     (8)       (7)     (59)
       Associate incentive plans common stock issuances
         (3,158,722; 91,683; and 23,423 shares, respectively).........................................     96         1       --
                                                                                                       ------    ------   ------
       Balance at end of period
         (2,074,735; 4,781,157; and 4,512,640 shares, respectively)...................................    (50)     (138)    (132)
                                                                                                       ------    ------   ------
     Unearned compensation-restricted stock awards:
       Stock issuances................................................................................    (44)       --       --
                                                                                                       ------    ------   ------
       Balance at end of period (2,017,800 shares)....................................................    (44)       --       --
                                                                                                       ------    ------   ------

Total stockholders' equity............................................................................ $2,109    $1,989   $1,875
                                                                                                       ======    ======   ======

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------------------------------
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany profits, transactions and account balances have been eliminated in consolidation. The Company s investments in affiliates, consisting primarily of the Company s joint venture with SmithKline Beecham, are recorded on an equity basis and are included in Other assets.
     Cash and cash equivalents include cash and investment securities with original maturities of three months or less. As discussed in Note 5, the Company changed its method of accounting for investments in certain debt and equity securities in 1993. The cost of investments sold is determined by the specific identification method. To meet the reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 107
 Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements. The Company uses quoted market prices whenever available to calculate fair values.
When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments (such as forward exchange contracts) which take into account the present value of estimated future cash flows.
     Inventories are stated at the lower of cost or market. Cost is determined on the basis of either the last-in, first-out ("LIFO") method or on the first-in, first-out ("FIFO") method.
     Property, plant and equipment are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated methods are used.
     Goodwill is amortized on a straight-line basis over its useful life ranging from 15 to 40 years. Costs of product rights, patents and trademarks are amortized on a straight-line basis over useful lives ranging from 5 to 17 years. The Company evaluates the carrying value of goodwill based upon the undiscounted cash flows of the related entity over the remaining amortization period.
     Substantially all international operations use local currency as the functional currency. Translation gains and losses of these operations are included as a separate component of Stockholders equity.
     Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for environmental liabilities are generally included in the balance sheet as Other liabilities (non-current) at undiscounted amounts. In general, costs related to environmental compliance are charged to expense. Environmental expenditures are capitalized if they increase the value of the property and/or prevent environmental hazards from occurring in future operations.
     Provision is made for taxes on unremitted earnings of foreign subsidiaries to the extent that such earnings are not deemed to be permanently invested. Regulations governing the determination of income taxes for certain domestic and foreign jurisdictions provide for investment credits for acquisition of qualified facilities. Such credits are reflected as a reduction of income tax expense on the flow-through basis in the year in which they are earned. In addition, certain foreign countries provide incentive grants to encourage new investment. Generally, such grants are credited to income when received. Research and experimentation credits are reflected as a reduction in income taxes when realized under the applicable tax laws.

     The difference between the proceeds from the exercise of stock options and the par value of authorized but unissued common stock of the Company, or cost of reacquired shares issued to optionees, is reflected in the paid-in capital account. No charges or credits are made to earnings in connection with options.
     The Company has reflected the guaranteed Associate Stock Ownership Plan ("ASOP") borrowing as long-term debt on its balance sheet. The Series A Preferred Stock issued to the ASOP for cash was recorded in the temporary capital section.
     Earnings per common share assuming full dilution are based on the weighted average number of outstanding common shares, common share equivalents (primarily associate stock options) and the assumed conversion of outstanding convertible preferred stock (see Note 12). Primary earnings per common share have not been presented because they would not differ significantly.
     During 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits." The impact was not material. The disclosure requirements of SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," have been incorporated in the Notes to Consolidated Financial Statements where appropriate.
     Certain prior-period amounts have been reclassified to conform with the December 31, 1994 financial statement presentation.

2.   TRANSACTIONS WITH DOW (Millions of dollars)
- ---------------------------------------------------------------------------
As of December 31, 1994, The Dow Chemical Company ("Dow") owned 197 million shares of the Company's common stock, approximately 71% of the outstanding shares. Transactions with Dow are included in the Consolidated Balance Sheets as follows:
                                                            December 31
                                                       --------------------
                                                        1994          1993
- ---------------------------------------------------------------------------

Accounts receivable...................................  $ 11          $ 16
Current notes receivable..............................   435           364
Accounts and notes payable............................   442           277

     The Company is a party to a Master Service Agreement with Dow under which Dow provides various materials and services to the Company and its subsidiaries. The Company and Dow are also parties to an agreement under which Dow manufactures various chemical substances used in the manufacture of some of the Company s pharmaceutical products. Generally these agreements do not require the Company to do business with Dow or restrict the Company s ability to do business with independent third parties, except to the extent that Dow may be the sole source of a particular material or service.
     Expenses for services purchased from Dow, primarily manufacturing, insurance, and R&D services amounted to $95, $109, and $109 for the years ended December 31, 1994, 1993, and 1992, respectively. Services charged to Dow, recorded as reductions to the Company's cost of services, amounted to $2 for each of the years ended December 31, 1994, 1993 and 1992.
     Sales of products to Dow amounted to $7, $3, and $4 for the years ended December 31, 1994, 1993, and 1992, respectively. Materials purchased from Dow, consisting primarily of chemicals used in manufacturing, amounted to $1, $2, and $27 for the years ended December 31, 1994, 1993, and 1992, respectively. As noted below, in 1992 the Company acquired a manufacturing facility from Dow. This facility is the source of most of the materials purchased from Dow in previous years.
     Current notes receivable and payable from/to Dow result from intercompany financing arrangements. These notes bear interest based upon the prevailing market rate within the country of issuance and are payable on demand or have terms of less than one year. Of the $435 current notes receivable, $200 is related to year end loans to Dow which were repaid on January 3, 1995. In connection with these loans, the Company entered into an interest rate contract with Dow, in which the Company received fixed rate payments and was obligated for variable rate payments on the face amount of $170. The contract expired on March 15, 1995. The increase in current notes payable is largely attributable to the Company's investment in Kodama Ltd., along with additional working capital for the Company's operations in Japan.
     In December 1993, the Company sold its Indianapolis facility to Dow for net book value of $8 which approximated market value. In connection with this sale, the Company has contracted with Dow to obtain certain research and development services conducted at this facility and to reimburse Dow for the cost of the services. The Company paid $7.5 to Dow for services during 1994, and is obligated for a minimum of $6 in services to be provided in 1995.
     In 1992, the Company acquired a manufacturing facility from Dow and has engaged Dow to operate it on behalf of the Company. In addition, certain other manufacturing and research facilities were designed and constructed by Dow for the Company. In connection with these transactions, the Company has expended approximately $104 through 1994.

3.   ACCOUNTS AND NOTES RECEIVABLE, NET
- ---------------------------------------------------------------------------
     Accounts and notes receivable, net, consist of the following:

                                                           December 31 <F1>
                                                       --------------------
                                                            1994      1993
- ---------------------------------------------------------------------------
(Millions of Dollars)
Trade receivables......................................     $ 586     $ 465
Accounts with Dow......................................        11        16
Other..................................................        83        54
                                                             ----      ----
                                                              680       535
Less allowances for returns
     and doubtful accounts.............................        54        44
                                                             ----      ----
                                                            $ 626     $ 491
                                                             ====      ====

<F1> Market value approximates cost.

4.   INVENTORIES
- ---------------------------------------------------------------------------
     Inventories consist of the following:

                                                             December 31
                                                          -----------------
                                                             1994     1993
- ---------------------------------------------------------------------------
(Millions of Dollars)
Raw materials..........................................     $  48    $  53
Work-in-process........................................        91      139
Finished goods.........................................       188      190
Supplies...............................................        12       15
                                                            -----     ----
                                                              339      397

Less excess of FIFO cost over
  LIFO cost for LIFO inventory.........................        16       15
                                                            -----     ----
                                                            $ 323    $ 382
                                                            =====    =====

LIFO inventories represented 28% and 36% of consolidated inventories as of December 31, 1994 and 1993, respectively.

5.   INVESTMENTS IN MARKETABLE SECURITIES (Millions of dollars)
- ---------------------------------------------------------------------------

     Effective December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that certain investments be categorized as trading, available-for-sale, or held-to-maturity and that cash flows from purchases and sales of trading investments be classified as cash flows from operating activities. Trading investments are carried at fair value with unrealized gains and losses included in income. Available-for-sale investments are carried at fair value with unrealized gains and losses recorded in stockholders' equity. Held-to-maturity investments are carried at amortized cost. The Company's investments are classified as follows:

December 31, 1994                          Unrealized
- -----------------                       ----------------
                              Cost      Gains     Losses   Fair Value
                              ----      -----     ------   ----------
Trading:
  Debt securities            $ 58                          $ 58
  Equity securities            10                            10
Available-for-sale:
  Mortgage derivatives         17                  $  2      15
  Debt securities              24                     1      23
  Equity securities            84       $ 11          8      87
Held-to-maturity              476                     2     474
                              ---        ---        ---     ---
                             $669       $ 11       $ 13    $667
                              ===        ===        ===     ===

December 31, 1993                          Unrealized
- -----------------                       ----------------
                              Cost      Gains     Losses   Fair Value
                              ----      -----     ------   ----------
Trading:
  Debt securities            $197                          $197
  Equity securities            66       $  5       $  2      69
  Mortgage derivatives         62                            62
Available-for-sale:
  Debt securities              42                            42
  Equity securities           101        134          5     230
Held-to-maturity              169          3                172
                              ---        ---        ---     ---
     Subtotal                 637        142          7     772

Open positions <F1>          (135)         3          1    (133)
                              ---        ---        ---     ---
                             $502       $145       $  8    $639
                              ===        ===        ===     ===

<F1> Represents funds received on short positions and/or sales of securities under repurchase agreements.

     At December 31, 1994, total investments are included in the consolidated balance sheet as cash equivalents ($58), short-term investments ($399), and long-term investments ($212).
     Trading securities consist of investments in various near-term, liquid investments. Available-for-sale securities consist primarily of investments in biotechnology companies with whom the Company has ongoing collaborative research projects ("biotechnology investments"), and mortgage derivative securities. Held-to-maturity securities consist primarily of investments in municipal bonds. During 1994, the Company divested of its trading portfolio of hedged equity and convertible debt securities.
     During 1994, net unrealized gains on available-for-sale securities have declined by $129, primarily caused by a decrease in net unrealized gains on biotechnology investments of $126. The decline in net unrealized holding gains results in a reduction to stockholders' equity of $83, net of tax effect. During 1994, the Company recognized impairment losses of $12 on biotechnology investments. The Company sold a portion of its holdings in biotechnology investments during 1994, receiving sales proceeds of $28, and realizing gains of $14.
     Mortgage derivative securities were reclassified as available-for-sale securities in March 1994. During 1994, the Company recognized losses of $37 related to declines in the market value of mortgage derivatives, received interest income of $8, and sold a portion of its holdings receiving sales proceeds of $11, and realizing gains of $1. The Company disposed of its remaining holdings of mortgage derivatives in the first quarter of 1995, without an impact on earnings.
     As of December 31, 1994, mortgage derivative securities had maturities estimated at longer than ten years. Remaining debt securities in the available-for-sale category mature within one year. In the held-to-maturity category, $388 in securities mature within one year, and the remainder have maturities ranging from one to five years.
     Open positions at December 31, 1993, consisted of repurchase agreements ($69), short positions ($43), unsettled trades ($21) and are classified as accounts payable.

6.   PROPERTY, PLANT AND EQUIPMENT, NET (Millions of dollars)
- ---------------------------------------------------------------------------
     Property, plant and equipment, net, consists of the following:

                                                            December 31
                                                         -----------------
                                                             1994     1993
- --------------------------------------------------------------------------

Land and land improvements.............................     $  75    $  43
Buildings..............................................       345      298
Machinery and equipment................................       820      747
Construction in progress...............................       124      116
                                                            -----    -----
                                                            1,364    1,204

Less accumulated depreciation..........................       625      527
                                                            -----    -----
                                                            $ 739    $ 677
                                                            =====    =====

     Depreciation expense during the years ended December 31, 1994, 1993, and 1992, was $94, $88 and $79, respectively.

7.   INTANGIBLE ASSETS AND AMORTIZATION
- ---------------------------------------------------------------------------
     Intangible assets consist of the following:

                                                            December 31
                                                         -----------------
                                                            1994      1993
- ---------------------------------------------------------------------------
(Millions of Dollars)
Goodwill, net of accumulated amortization of
  $102 ($78 in 1993)...................................    $ 711     $ 554
Product rights and trademarks, net of accumulated
  amortization of $30 ($37 in 1993)....................      102        77
                                                           -----     -----
                                                           $ 813     $ 631
                                                           =====     =====

8.   OTHER CURRENT LIABILITIES
- --------------------------------------------------------------------------
     Other current liabilities consist of the following:
                                                            December 31
                                                         -----------------
                                                            1994      1993
- ---------------------------------------------------------------------------
(Millions of Dollars)

Sales rebates payable..................................    $ 128     $  74
Special charge.........................................       69       138
Current portion of long-term debt......................       16        25
                                                           -----     -----
                                                           $ 213     $ 237
                                                           =====     =====

     In June 1993, a special charge of $180 million pre-tax was taken by the Company. The special charge liability reflects the remaining obligations related to the Company's continuing plan to reduce costs and to position the Company for the future. The impact of the special charge on 1993 earnings per share was $.46.

9.    NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
     (Millions of dollars)
- ---------------------------------------------------------------------------
     Notes payable at December 31, 1994 and 1993, consisted of obligations due banks ($7 and $18, respectively) and Dow and affiliates ($405 and $241, respectively) within one year with various interest rates. Unused and available credit facilities with various U.S. and foreign banks totaled $65 at December 31, 1994. Costs of the credit facilities are negligible.
Foreign currency loans have interest rates varying from 5% to 12%.
     Long-term debt consists of the following:

                                                             December 31
                                                          -----------------
                                                             1994     1993
- ---------------------------------------------------------------------------
9.11% guaranteed ASOP
  debentures; final maturity - 2005....................     $  90     $ 95
Foreign currency loans with
  various banks; final maturity - 2005.................        25       52
                                                            -----    -----
Total debt.............................................       115      147
Less payments due within one year <F1>.................        16       25
                                                            -----    -----
     Total long-term debt <F2>.........................     $  99    $ 122
                                                            =====    =====

<F1> Market value approximates cost in 1994 and 1993.
<F2> Market value approximates $102 and $133 in 1994 and 1993, respectively.

     The average interest rate on long-term debt was 8.3 percent in 1994 and 6.9 percent in 1993. Annual installments on long-term debt for the next five years are $16, $10, $10, $10, and $10.

10.  COMMITMENTS AND CONTINGENT LIABILITIES
- ---------------------------------------------------------------------------
     The Company is party to various legal actions primarily involving product liability claims and lawsuits arising in the normal course of business. As of December 31, 1994, the Company is involved in litigation including, but not limited to:
     Approximately 46 lawsuits pending against the Company in various state, federal, and foreign trial and appellate courts in which the plaintiffs allege that Bendectin, an antinauseant formerly marketed by a subsidiary of the Company, was the cause of birth defects. Although the outcome of such litigation cannot be predicted with certainty, substantially all such claims (more than 1,900) have been resolved in the Company's favor in the past. As of December 31, 1994, judgments for and against the Company were pending in six and two cases, respectively, all of which are subject to further trial or appellate proceedings. The Company does not believe that it would have material exposure financially, even if these cases were decided unfavorably.
     A consolidated class action lawsuit alleging violations of federal securities laws and common law claims as a result of alleged materially false and misleading statements and material omissions by the Company and its officers and directors concerning Seldane, seeking unquantified damages.
     A lawsuit alleging violations of U.S. and Puerto Rico antitrust laws and other tortious or unlawful conduct concerning the Company's assertion of rights related to its once-a-day sustained release formulation of diltiazem, seeking actual damages in excess of $480 million plus trebled, punitive and exemplary damages.
     A lawsuit by Ciba-Geigy Corporation claiming infringement by the Company of Ciba-Geigy's patent relating to its nicotine transdermal system and seeking to prohibit future sales of Nicoderm and to recover damages for the Company's Nicoderm sales, in which an appeal is pending of a summary judgment rendered in favor of the Company.
     Class action antitrust and related lawsuits alleging that multiple defendants (principally pharmaceutical manufacturers and wholesale distributors), including the Company, engaged in unlawful price discrimination practices to the detriment of certain retail pharmacists and consumers.
     The Company strongly believes that the claims against the Company in the above actions are without merit and will continue to defend such actions vigorously.
     Certain other claims, suits and complaints have been filed or are pending against the Company, all of which, in the opinion of management, are adequately covered by insurance or are without merit, or are of such kind or involve such amounts as would not have a material effect on the financial position of the Company if disposed of unfavorably.
     Rental expense under operating leases in the years ended December 31, 1994, 1993, and 1992, was (in millions) $58, $55 and $54, respectively. Following is a schedule of the minimum annual rental commitments of the Company for buildings, automobiles and various equipment under existing operating leases at December 31, 1994.

                                             Year Ending      Minimum
                                             December 31    Annual Rental
- ---------------------------------------------------------------------------
(Millions of Dollars)                           1995             $  24
                                                1996                15
                                                1997                10
                                                1998                 7
                                                1999                 5
                                             Later Years           105
                                                                 -----
                                                                 $ 166
                                                                 =====

     The Company uses forward exchange contracts to hedge risks related to firm foreign currency commitments. Gains, losses and premiums on these contracts are deferred and included in the cost of the related transaction. As of December 31, 1994, the Company had contracts outstanding amounting to approximately $109 million ($54 million with Dow), principally denominated in Japanese yen, Italian lira, French francs and Canadian dollars, maturing at various dates through March 1995. Forward exchange contracts outstanding as of December 31, 1993, amounted to $122 million ($43 million with Dow), principally denominated in Japanese yen, French francs and Italian lira.
     The Company entered into interest-rate cap agreements to reduce the impact of rising interest rates on cash flows from its mortgage derivative portfolio. The agreements provided for the Company to receive interest payments as certain market rates increased. Net cash flows under these agreements were recorded as interest income and amounted to less than $100,000. The Company disposed of the interest-rate caps in connection with divesting its mortgage derivative portfolio in the first quarter of 1995.
     Retained earnings are legally restricted in certain countries from payment as a dividend. The legal restriction was less than two percent of retained earnings at December 31, 1994.
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, municipal bonds, trade receivables and receivables from Dow. The Company places its temporary cash investments with well capitalized financial institutions and, by policy, limits the amount of credit exposure to any one municipality. The Company s products are sold primarily to pharmaceutical wholesale distributors. The Company performs ongoing credit evaluations of its customers financial condition and generally does not require collateral. The Company maintains a reserve for potential credit losses.

11.  STOCK OPTIONS & RESTRICTED STOCK AWARDS
- ---------------------------------------------------------------------------
     The 1992 Incentive Compensation Plan (the "Plan") authorizes the granting of stock options, restricted stock awards and performance shares covering a total of 20 million shares of the Company s common stock. Stock options, restricted stock awards and performance shares have been granted and are currently outstanding under this plan, and stock options are outstanding from prior plans. Options are exercisable at varying times from the first through the twelfth year after the grant date. Optionees may exercise their options with cash and, under certain conditions, with shares of the Company s common stock. Upon a change of control event, as defined in the Plan, holders of options granted under the Plan may elect to surrender their options in exchange for a cash payment equal to the difference between the option exercise price per share and, as applicable, either the final takeover price per share of common stock or the closing market price per share on the day shareholders formally approve the change of control event (the Change of Control Benefit). Stock appreciation rights (SARs) have been granted in tandem with stock options and become exercisable in the event of a change of control (as defined in the Plan or prior plans). Each SAR entitles the holder to receive a cash payment either equal to (for SARs under prior plans) or not exceeding (for SARs under the Plan) the amount of the Change of Control Benefit. The exercise or surrender of an option extinguishes the SAR with which it is granted in tandem, and vice versa. Options to purchase approximately 10 million shares of common stock were exercisable as of December 31, 1994. Option transactions under all plans over the past three years are summarized as follows:

                                Number               Option Price
                              of Shares            (Range Per Share)
- ----------------------------------------------------------------------
Outstanding at
  January 1, 1992.......      10,316,221            $ 1.13  -   $37.88
   Granted..............       1,542,167             26.13  -    36.00
   Exercised............         (58,126)             1.63  -    25.50
   Expired..............        (674,497)             5.69  -    37.88
                              ----------

Outstanding at
  December 31, 1992.....      11,125,765              1.13  -    37.88
   Granted..............      18,772,210             16.88  -    25.88
   Exercised............         (21,546)             3.01  -    28.50
   Expired..............      (2,694,215)             1.13  -    37.88

Outstanding at
  December 31, 1993.....      27,182,214              3.78  -    37.88
   Granted..............         605,733             16.50  -    36.00
   Exercised............      (1,020,613)             3.78  -    26.88
   Expired..............      (2,161,625)            10.81  -    37.88

                              ----------
Outstanding at
  December 31, 1994.....      24,605,709            $ 6.66  -   $37.88
                              ==========

     During 1994, restricted stock awards covering 2 million shares were granted to certain officers and other associates of the Company. Restrictions lapse after five years from the date of grant or earlier if certain Company goals are attained. Deferred compensation costs resulting from the grant of restricted stock are reflected as a reduction to stockholders' equity and are being amortized over four years. Also during 1994, the Company granted a total of 464,500 performance shares to certain associates. Each performance share provides a payment, in either cash or Company stock, equivalent to the value of one share of Company stock. The performance shares will vest only if certain Company and associate goals are achieved within five years of the grant date. Deferred compensation costs resulting from the grant of performance shares are being amortized over five years.
     Upon a change of control event, as defined in the Plan or prior plans, all conditions, restrictions and limitations in effect on stock options, restricted stock and performance shares would immediately lapse. In addition, all outstanding options, restricted stock awards and performance shares would automatically become one hundred percent vested, and the

Company would make full payment to each holder of performance shares, deliver stock certificates for each restricted stock award, and permit the exercise or surrender of options and/or SARs, respectively.

12.  ASSOCIATE BENEFIT PLANS
- ---------------------------------------------------------------------------
     The Company has defined benefit plans which cover associates in the U.S. and a number of foreign countries. The Company's funding policy is consistent with the requirements of federal and local laws and regulations. Plans covering U.S. based associates are the largest plans. Generally, these plans provide benefits based on either eligible compensation and annual credits or compensation and years of service. Benefits for the Company's plans outside the U.S. are based on compensation and years of service.
     Net periodic pension costs for the Company's defined benefit pension plans were as follows:

                                                     1994     1993     1992
- ---------------------------------------------------------------------------
(Millions of Dollars)
Service costs - benefits earned during the period... $  20   $  19   $  18
Interest cost on projected benefit obligation.......    13      11       9
Less return on assets...............................    --      (9)     (2)
Net amortization and deferral.......................   (12)      1      (4)
Prior service costs.................................     3      --      --
                                                     -----   -----   -----
Net periodic pension cost........................... $  24   $  22   $  21
                                                     =====   =====   =====

     The funded status and amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plans were as follows:

                                                            December 31
                                                       --------------------
                                                        1994          1993
- ---------------------------------------------------------------------------
(Millions of Dollars)
Plan assets at fair value, primarily listed stocks
  and bonds........................................... $ 153         $ 120
                                                       -----         -----
Actuarial present value of benefit obligations -
  Vested benefits.....................................   172           117
  Nonvested benefits..................................    13            20
                                                       -----         -----
Accumulated benefit obligation........................   185           137
Effect of projected future salary increases.........      36            47
                                                       -----         -----
Projected benefit obligations.........................   221           184
                                                       -----         -----
Funded status.........................................   (68)          (64)
Unrecognized net loss.................................    19            30
Unrecognized prior service cost.......................     9             6
Transition obligation.................................     3             2
Additional minimum liability..........................   (11)           (5)
                                                       -----         -----
Accrued pension cost.................................. $ (48)        $ (31)
                                                       =====         =====

     For the U.S. plans, the weighted average discount rate and rate of increase in future compensation used to determine the actuarial present value of the projected benefit obligation were 8.25 percent and 5 percent, respectively, for 1994 and 7.25 percent and 6 percent, respectively, for 1993. The assumed long-term rate of return on assets was 9 percent for 1994 and 1993. For plans outside the U.S., the assumptions used in determining the actuarial present value of the projected benefit obligations are consistent with (but not identical to) those of the U.S. plans.
     The Company's retirement plans also include a Savings Plan for all associates. The Savings Plan consists of a profit sharing component, under which the Company may make annual contributions of up to 6 percent of each participant s eligible compensation, and an elective deferral component [401(k)] for voluntary participant contributions. The Company matches participant contributions up to the first 3 percent of eligible pay, via an allocation of preferred stock held by the Marion Merrell Dow Associate Stock Ownership Plan (ASOP) Trust. Contributions to the Savings Plan and ASOP, net of accumulated forfeitures, charged to cost of sales and operating expenses during the years ended December 31, 1994, 1993 and 1992 were $22 million, $24 million and $25 million, respectively.
     In 1990, the ASOP purchased 2,927,640 shares of the Company s Series A Preferred Stock with the proceeds of a bank loan. The bank loan was repaid with the proceeds from the issuance by the ASOP of 9.11 percent Guaranteed Amortizing ESOP Notes due August 1, 2005 in the aggregate principal amount of $104,663,130 (the Notes). Each share of Series A Preferred Stock is convertible into no less than one share of Common Stock. Dividends of 7.75 percent per annum of the liquidation price per share of $35.75 are cumulative. The Series A Preferred Stock is redeemable at the Company s option after July 31, 1993 at a premium and after July 31, 2000 without a premium. Each year, preferred stock held by the ASOP is allocated to participants accounts based on principal and interest payments.
     The Company's annual contributions to the ASOP plus dividends paid on the Series A Preferred Stock will be used to service the Notes. As the principal on the Notes is repaid, the Guaranteed ASOP Obligation is reduced accordingly.
     The Notes are unconditionally guaranteed by the Company as to payment of principal and interest when and as the same shall become due and payable, whether at maturity, upon redemption or otherwise. The holder of a Note is entitled to enforce the guarantee without taking any action against the ASOP. The holders of Notes have no recourse against the ASOP nor are ASOP assets available to them, except that the trustee and the holders generally have rights to payment out of cash contributions made by the Company to the ASOP and earnings attributable to the investment of such contributions.
     As of December 31, 1994 and 1993, the ASOP held as assets 2,794,896 shares and 2,866,873 shares of Series A ESOP convertible preferred stock and had liabilities comprised of the remaining principal on the Notes of $90 million and $95 million, accrued interest payable on the Notes of $3 million and $4 million, and amounts due to vested plan participants of $.2 million and $.1 million, respectively.
     The Company adopted SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, in the fourth quarter of 1992. Upon adoption, the Company elected to record the transition obligation of $52 million pretax ($33 million after tax or $.12 per share) as a one-time charge against earnings, rather than amortize it over a longer period. This obligation is primarily related to the health care plan for Merrell Dow retirees. The Company has agreed to reimburse Dow on an ongoing basis for retiree health care plan benefits paid by Dow to certain Merrell Dow retirees.

     The net periodic benefit cost of postretirement plans includes the following:

                                             1994      1993      1992
- ---------------------------------------------------------------------------
(Millions of Dollars)
Service costs-benefits earned
  during the period......................... $ --      $ --      $ --
Interest cost on accumulated postretirement
  benefit obligation........................    3         4         4
                                             ----      ----      ----
Net periodic postretirement expense......... $  3      $  4      $  4
                                             ====      ====      ====

     The accumulated postretirement benefits cost consists of the following:

                                                              December 31
                                                            ---------------
                                                            1994       1993
- ---------------------------------------------------------------------------
(Millions of Dollars)
Retirees................................................... $ (38)    $(51)
Fully eligible active participants.........................    --       (1)
Other active participants..................................    (1)      (1)
                                                             ----     ----
Unfunded accumulated obligation............................   (39)     (53)
Unrecognized net (gain)....................................    (5)      (1)
Unrecognized prior service costs...........................    (6)      (2)
                                                             ----     ----
Accrued postretirement benefits cost....................... $ (50)    $(56)
                                                             ====     ====

     The principal assumptions used to measure the accumulated postretirement benefit obligation include a discount rate of 7.75 percent and 7.25 percent for 1994 and 1993, respectively. The health care cost trend rate used was 10.4 percent declining to 5.75 percent in 2004, remaining level thereafter (11 percent declining to 5.25 percent for 1993). The health care cost trend rate impact on the benefit obligation is illustrated as follows. A one percent increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $1 million and increase the net periodic cost for 1994 by $.1 million.

13.  INCOME TAXES
- ---------------------------------------------------------------------------
     During 1992 the Company adopted SFAS No. 109,  Accounting For Income
Taxes.   This statement requires the asset/liability method of accounting for income taxes, in which deferred income taxes are recognized for the tax consequences of "temporary differences" between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences as determined under SFAS No. 109 are generally more inclusive than timing differences determined under previously applicable accounting principles. The cumulative effect on prior years for this accounting change increased net earnings in 1992 by $54 million, or $.19 per share.

     Domestic and foreign components of income before income taxes are as follows:

                                                     1994    1993    1992
- ---------------------------------------------------------------------------
(Millions of Dollars)
Domestic..........................................   $ 495   $ 432  $  876
Foreign...........................................     120      75     141
                                                     -----   -----   -----
                                                     $ 615   $ 507  $1,017
                                                     =====   =====   =====

     Income taxes (benefits) consist of the following:

                                                       1994    1993   1992
- --------------------------------------------------------------------------
(Millions of Dollars)
Federal
 Current..........................................     $128    $125   $306
 Deferred.........................................      (10)    (18)   (43)
                                                       ----    ----   ----
                                                        118     107    263
                                                       ----    ----   ----
State and local
 Current..........................................       10      15     29
 Deferred.........................................       (1)     (2)    (3)
                                                       ----    ----   ----
                                                          9      13     26
                                                       ----    ----   ----
Foreign
 Current..........................................       32      25     72
 Deferred.........................................        4      (3)   (29)
                                                       ----    ----   ----
                                                         36      22     43
                                                       ----    ----   ----

  Total taxes.....................................     $163    $142   $332
                                                       ====    ====   ====

     Temporary differences and carryforwards which give rise to a significant portion of deferred income tax benefits and liabilities are as follows:

                                     1994                       1993
                              ---------------------   ---------------------
                              Benefits  Liabilities   Benefits  Liabilities
- ---------------------------------------------------------------------------
(Millions of Dollars)
Accounts and notes receivable $  24       $  --        $ 22        $ --
Inventories..................    24          (1)         36          (1)
Property, plant and equipment    15         (58)          9         (36)
Other current liabilities....    94          (6)        113          (5)
Compensation and incentive
   plan liabilities..........    21          --           8          --
Postretirement benefits
   liabilities...............    22          --          18          --
Tax credit and tax loss
   carryforwards.............    79          --          25          --
Investments..................    43         (64)         25         (68)
Other........................    --          (5)          5          (5)
                              -----       -----       -----       -----
                              $ 322       $(134)      $ 261       $(115)
                                          =====                   =====
Valuation allowance              --                      --
                              -----                   -----
  Total...................... $ 322                   $ 261
                              =====                   =====

     The effective income tax rates differ from the U.S. statutory rate of 35 percent (34 percent in 1992) for the following reasons:

                                                  1994      1993      1992
- ---------------------------------------------------------------------------
(Millions of Dollars)
Expected tax at U.S. statutory income tax rate..  $215      $177      $346

State and local, net of federal tax benefit.....     6         8        17

Separate tax reporting entity impact............   (28)       (6)       --

Puerto Rico exemption...........................   (19)      (16)      (22)

Taxes on foreign operations at rates different
  from U.S. statutory rates.....................   (15)      (17)       (8)

Other...........................................     4        (4)       (1)
                                                  ----      ----      ----
                                                  $163      $142      $332
                                                  ====      ====      ====

Effective income tax rate........................ 26.5%     28.0%     32.6%

     The financial statements do not include a provision for U.S. taxes on unremitted earnings of foreign subsidiaries which are deemed to be permanently invested. Such unremitted earnings aggregated $346 million at December 31, 1994. Management believes that the cost to repatriate these earnings would be immaterial.

     Tax loss carryforwards at December 31, 1994, amounted to $191 million of which $4 million is subject to expiration in 1998. The balance has an indefinite carryforward period.

14.  ACQUISITIONS AND INVESTMENT INTERESTS
- ---------------------------------------------------------------------------
     In November 1994, the Company acquired Clinidata, Inc. ("Clinidata") for a purchase price of approximately $6 million. Clinidata, headquartered in Montreal, Canada, provides medical information databases to health professionals and institutions in Canada.
     During January and February of 1994, Marion Merrell Dow K.K.
("MMDKK"), the Company's subsidiary in Japan, increased its ownership in Kodama Ltd.("Kodama"), a Japanese pharmaceutical corporation headquartered in Tokyo, Japan, to approximately 91 percent for a cost of approximately
$97 million. The transaction was accounted for as a purchase. The pro forma effects of combining the results of operations of the Company and Kodama are not presented as the effects are not material. As of December
31, 1994, MMDKK's ownership of Kodama was approximately 99.8 percent.
     On October 4, 1993, the Company completed the acquisition of The Rugby Group, Inc. ("Rugby"), the generic drug business of privately held Rugby-Darby Group Companies, Inc. Rugby is a leading distributor of generic drugs in the United States. The following unaudited data provides the pro forma effect of combining the results of operations of the Company and Rugby as if the acquisition had occurred at the beginning of 1992. For
1993: net sales of $3.0 billion, earnings before accounting changes of $362 million, net income-common stockholders of $357 million, and earnings per share of $1.30. For 1992: net sales of $3.6 billion, income before accounting changes of $676 million, net income-common stockholders of $691 million, and earnings per share of $2.48. The pro forma adjustments include amortization of goodwill and other intangibles, decreased interest income due to the acquisition, and related income tax effects.
     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted or that may result in the future.
     In April 1993, two wholly-owned subsidiaries of the Company contributed assets with an aggregate fair value of approximately $1 billion to Carderm Capital L.P., a newly-formed Delaware limited partnership (the "Partnership"), in exchange for a 1 percent general partner interest and a 99% limited partner interest in the Partnership. Marion Merrell Dow
(Europe) A.G., a wholly-owned subsidiary of the Company, as general partner, directs the business activities of the Partnership and has fiduciary responsibilities to the Partnership and its partners.
     In October 1993, outside investors acquired a portion of the limited partner interest in exchange for making a contribution to the Partnership of $180 million. Following this transaction, subsidiaries of the Company own an approximate 85 percent interest in the Partnership.
     The assets, liabilities, results of operations and cash flows of the Partnership and its subsidiary are included in the Company's consolidated financial statements (after eliminating intercompany transactions), and the outside investors' limited partner interests are reflected as minority interests.
     The Partnership and its wholly-owned subsidiary are separate and distinct legal entities from the Company and its affiliates (including, without limitation, the general and limited partners of the Partnership) and have separate assets related to Cardizem CD and Nicoderm which are licensed to the Company and a subsidiary of the Company, floating rate demand notes due from the Company and its affiliates (which are guaranteed by the Company), investments in municipal bonds and cash. At December 31,

1994, the Company, its affiliates and Dow had outstanding borrowings of $403 million from the Partnership and its subsidiary.
     The outside investors will receive a cumulative, annual priority return of $11 million and participate in residual earnings. Dow has guaranteed the Company's performance under the license and partnership agreements.
     The Partnership will not terminate unless a termination or liquidation event occurs. One such event, which is within the control of the outside investors, may occur following an optional liquidation event on June 8, 2000. In addition, the Partnership Agreement provides for various windup provisions wherein subsidiaries of the Company may purchase at any time the limited partner interests of the outside investors. Upon windup, liquidation or termination, the partners' capital accounts will be cashed out at current fair values.

15.  SUBSEQUENT EVENTS
- ---------------------------------------------------------------------------
     On February 28, 1995, the Company, Dow and the Hoechst Group announced they were engaged in discussions concerning the possible negotiated acquisition of all the outstanding shares of the Company by the Hoechst
Group at a price of $25.75 per share, and that Dow and Hoechst also were discussing Hoechst's possible acquisition of Dow's Latin American pharmaceutical business. As of March 10, 1995, the Company's board of directors had not met to consider the possible transaction, no agreements had been reached and there can be no assurance that any agreements will be reached or that any transactions will be consummated. Following the announcement, a number of lawsuits were filed by shareholders of the Company against Dow, the Company and its directors seeking injunctive and other relief.
     In January 1995, the Company completed the acquisition of Selectide Corporation, a pharmaceutical research company, for a purchase price of approximately $58 million. The transaction will be accounted for as a purchase. The portion of the purchase price attributed to acquired research will be charged to earnings in the first quarter of 1995 and is expected to approximate $.17 per share.

16.  INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
- ---------------------------------------------------------------------------
     The Company operates exclusively in one industry segment, pharmaceuticals, selling its prescription products primarily to pharmaceutical wholesale distributors for resale to retail pharmacies and chains, hospitals and other health care providers. A portion of the Company's generic pharmaceutical products are sold directly to independent pharmacies and pharmacy chains. The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of major markets. Transfers between areas are valued at selling price minus a reasonable profit margin. Corporate assets include, principally: cash and cash equivalents, investment securities, short-term loans to Dow and goodwill.


                                                       United                             Rest of   Eliminations
Year Ended December 31, 1994                            States <F1>  Europe     Pacific    World    & Corporate   Consolidated
- ------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
     Net sales to unaffiliated customers.............. $1,834      $  516       $  517    $  193    $   --         $3,060
     Transfers between areas..........................    151          19           --        --      (170)            --
     Operating income (loss)..........................    422          71          123        77      (113)           580
     Identifiable assets..............................  1,577         575          397       113     1,438          4,100

Year Ended December 31, 1993
- -----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
     Net sales to unaffiliated customers.............. $1,792      $  534       $  287    $  205    $   --         $2,818
     Transfers between areas..........................    196          14           --        --      (210)            --
     Operating income (loss)..........................    461          43           94        76      (235)           439
     Identifiable assets..............................  1,526         524          295       118     1,332          3,795

Year Ended December 31, 1992
- -----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
     Net sales to unaffiliated customers.............. $2,207      $  613       $  255    $  245    $   --         $3,320
     Transfers between areas..........................    172          52           --        --      (224)            --
     Operating income (loss)..........................    831          60           87       101      (125)           954
     Identifiable assets..............................  1,249         588          151       106     1,089          3,183

<F1> Export sales from the Company's United States operations were less than 10% of U.S. net sales to unaffiliated customers.

The Company has the following customers from which 10% or more of its net sales were derived:

                                                         Year Ended
                                                         December 31
                                                  -------------------------
                                                  1994      1993      1992
- ---------------------------------------------------------------------------
(Millions of Dollars)
     McKesson Corporation......................   $521      $486      $594
     Bergen Brunswig Corporation...............    340       258       367

17.  QUARTERLY FINANCIAL DATA - UNAUDITED
- ------------------------------------------------------------------------------------------------------------------------------
                                                       1994 Quarter Ended                        1993 Quarter Ended
                                           ----------------------------------------  -----------------------------------------
                                           March 31    June 30    Sept 30    Dec 31  March 31    June 30<F3> Sept 30   Dec 31
- ------------------------------------------ ----------------------------------------- -----------------------------------------
(Millions of Dollars,
  Except for Per Share Data)
     Net sales............................. $ 708      $ 764      $ 783     $ 805    $ 617       $ 750      $ 709     $ 742
     Gross profit..........................   473        519        524       560      463         590        515       528

     Net income............................    86        118        126       108       74          29        143       116
     Earnings per common share.............   .31        .43        .45       .38      .26         .10        .51       .42
       --assuming full dilution <F1>
     Cash dividends per common share <F2>..   .25        .25        .25       .25      .25         .25        .25       .25
     Stock price range:
          High.............................18 7/8     19 3/4     24 1/2    27 3/8    26         19 3/4     20 1/4    21 1/4
          Low..............................15 5/8     16 1/4     17 3/4    19 7/8    17 3/4     16 1/4     16 5/8    17 1/8

<F1> Quarterly per share amounts may not add to annual amounts because of the dilutive effects of the convertible preferred stock and associate stock options.
<F2> Cash dividends declared on common shares were $276 million and $274 million in the years ended December 31, 1994 and 1993, respectively.
<F3> 1993 includes a $180 million pre-tax special charge which had an effect on earnings per share of $.46.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Marion Merrell Dow Inc.:

     We have audited the accompanying consolidated balance sheets of Marion Merrell Dow Inc. and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marion Merrell Dow Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.
     As discussed in Notes 5, 12 and 13 to the consolidated financial statements, the Company changed its methods of accounting for certain investments in debt and equity securities in 1993 and for post-retirement benefits other than pensions and for income taxes in 1992.

DELOITTE & TOUCHE LLP



/s/ Deloitte & Touche LLP
- -------------------------
Kansas City, Missouri
February 8, 1995 (March 10, 1995
as to the first paragraph of Note 15)

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The consolidated financial statements appearing in this annual report have been prepared by the Company in conformity with generally accepted accounting principles and necessarily include amounts based on estimates and informed judgements with due consideration given to materiality.
     Marion Merrell Dow Inc. maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements. The system contains monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations -- including the possibility of the circumvention or overriding of controls -- and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal controls system effectiveness may vary over time. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements.
     The consolidated financial statements have been audited by the independent accounting firm of Deloitte & Touche LLP, whose responsibility is to examine records, transactions and the system of internal accounting controls to the extent required by generally accepted auditing standards and render an opinion as to the fair presentation of the consolidated financial statements.
     The board of directors pursues its review of auditing, internal controls, and financial statements through its audit committee, consisting of directors who are not associates of the Company. In the exercise of its responsibilities, the audit committee meets periodically with management, with the internal auditors and with the independent accountants to review the scope and results of examinations. Both the internal auditors and independent accountants have free access to the committee with or without the presence of management.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- -------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

     None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
- --------  ------------------------------------------------

DIRECTORS OF THE COMPANY:
- -------------------------

     The Company's Board of Directors consists of sixteen directors and one nonvoting advisory director. Directors are elected to hold office until the next annual meeting of shareholders or until their successors are elected. The advisory director is appointed by the Board to serve during the term of office of the directors.

     The following information sets forth, as to the current directors and advisory director of the Company, their names, ages, offices held, and, where applicable, previous positions:

FRED W. LYONS, JR., 59, Director since 1971, Chairman and Chief Executive Officer of the Company since January 1994. President and Chief Executive from 1989 to 1992. President and Chief Executive Officer of the Company from 1984 until 1989. Director of the Federal Reserve Bank of Kansas City from 1985 through 1991 (Chairman of the Board from 1989 through 1991). Mr. Lyons has been a member of the Board of Directors of Dow since 1991, and is also a director of the Pharmaceutical Research and Manufacturers of America and a trustee of the Midwest Research Institute.

RICHARD J. MARKHAM, 44, Director since 1993, President and Chief Operating Officer of the Company since January 1994. President and Chief Operating Officer of Merck & Co., Inc. ("Merck") from January 1993 to July 1993 and Senior Vice President of Merck from 1991 through 1992. From 1973 to 1991, served in various positions in marketing with Merck. Mr. Markham was a director of the Pharmaceutical Research and Manufacturers of America from 1991 to 1993 and has been a member of the Dean's Advisory Council of the Purdue University School of Pharmacy and Pharmacal Sciences since 1989.

JOSEPH G. TEMPLE, JR., 65, Director since 1989, Vice Chairman of the Board of the Company since January 1994. Chairman of the Board of the Company from 1992 through 1993. Chairman and Chief Executive Officer of the Company from 1989 through 1991. Chairman and Chief Executive Officer of Merrell Dow from 1988 through 1989, and President from 1981 to 1988. Director of Dow from 1979 to 1994, and Executive Vice President of Dow from 1983 through 1989.

JOHN A. BILES, Ph.D., 71, Director since 1984, Dean Emeritus since 1994, Dean from 1968 to 1994, and Professor of Pharmaceutical Sciences since 1957 of the School of Pharmacy at the University of Southern California, Los Angeles, California. Fellow of the Academy of Pharmaceutical Sciences since 1967 and of the Academy of Pharmaceutical Scientists since 1986. Dr. Biles is also a past President of the American Association of Colleges of Pharmacy.

FRANK L. DOUGLAS, Ph.D., M.D., 51, Director since 1992, Executive Vice President, Research and Development of the Company since 1992. Senior Vice President and Director of Research of Ciba-Geigy Corporation from 1988 to 1992. From 1984 until 1988, served in numerous positions in management and research with Ciba-Geigy Corporation. Dr. Douglas is also a director of the Industrial Research Institute, the National Association of Biomedical Research, and a member of the Board of Scientific Counselors of the National Institute of Mental Health.

ENRIQUE C. FALLA, 55, Director since 1989, Executive Vice President of Dow since 1991, Chief Financial Officer of Dow since 1987, and a director of Dow since 1985. Financial Vice President of Dow from 1984 to 1991. Previously served in a number of financial and management positions with Dow. Mr. Falla is also a director of Kmart Corporation.

JAMES H. GARDNER, Ph.D., 70, Director since 1976, Professor of Management since 1975, and Dean from 1980 to 1983, of the David Eccles School of Business, The University of Utah, Salt Lake City, Utah. From 1965 to 1975, served as President of Armak Company, Chicago, Illinois, a manufacturer of specialty organic chemicals.

JUDITH A. HEMBERGER, Ph.D., 47, Vice President, Global Medical Affairs and Commercial Development and Advisory Director since 1994. Director from 1993 to 1994, Vice President, Global Regulatory and Medical Affairs from 1992 to 1994, Vice President, Regulatory Affairs and Scientific Communications from 1986 to 1992. Previously served in clinical research, professional education, and scientific communications positions since joining the Company in 1979. Dr. Hemberger has been a Regent of Rockhurst College since 1991 and a member of the University of Kansas City Board of Trustees since 1994.

PETER W. LADELL, 51, Director since 1994, President, Marion Merrell Dow North America since May 1993. President, Marion Merrell Dow International from 1992 to May 1993. President of Marion Merrell Dow Europe from 1991 to 1992, Vice President, Marion Merrell Dow International from 1990 to 1991 and Vice President, Marketing of Marion Merrell Dow Europe from 1987 to 1990. Mr. Ladell has been a member of the National Development Advisory Board of the University of Florida College of Pharmacy since 1993 and a member of the board of directors of the Mid-America President, Marion Merrell Dow Coalition on Health Care since January, North America and Director 1994.

KEITH R. McKENNON, 61, Director since 1994 and from 1989 to 1992, Director of PacifiCorp since 1990 and Chairman since 1994, director of Tektronix, Inc. since 1991, and director of the Company since October 1994 and from 1989 to 1992. Director from 1987 to 1994 and Chairman and Chief Executive Officer from 1992 to 1994 of Dow Corning Corporation, which is 50 percent owned by Dow. Director of Chemical Financial Corporation from 1986 to 1994 and director of Dow from 1983 to 1992. From 1955 to 1992, served in various research, management and executive positions at Dow.

EDWARD W. MEHRER, 56, Director since 1991, Executive Vice President, Chief Financial and Administrative Officer of the Company since 1992. Vice President and Chief Financial Officer of the Company from 1989 to 1992. Vice President-Finance and Treasurer from 1988 to 1989 and Vice President-Finance from 1987 to 1988. Joined the Company in 1986 as Vice President-Accounting and Financial Reporting. Previously, Mr. Mehrer was a partner with the public Financial and Administrative accounting firm of Peat, Marwick, Mitchell & Co., Kansas City, Missouri.

FRANK P. POPOFF, 59, Director since 1989, Chairman of the Board of Dow since 1992, Chief Executive Officer of Dow since 1987 and director of Dow since 1982. President of Dow from 1987 until 1993. Chief Operating Officer of Dow in 1987. Previously served in other management positions with Dow. Mr. Popoff is also a director of American Express Company, U S WEST, Inc. and Chemical Financial Corporation.

The Honorable PAUL G. ROGERS, 73, Director since 1992, Partner in the law firm of Hogan & Hartson, Washington, D.C. since 1979, emphasizing health law practice. Mr. Rogers served in the U.S. House of Representatives for twenty-four years, and was Chairman of the House Subcommittee on Health and the Environment for eight years. He also is a director of Salick Health Care Inc., Chairman of The Scripps Research Institute, the National Osteoporosis Foundation and the National Council on Patient Information and Education, and Co-Chairman of the National Leadership Coalition on Health Care Reform. Mr. Rogers is a member of the Institute of Medicine of the National Academy of Sciences.

DAVID B. SHARROCK, 58, Executive Vice President of the Company from 1989 through 1993 and Chief Operating Officer from 1990 through 1993. President and Chief Operating Officer of Merrell Dow from 1988 to 1990. From 1982 through 1987, Mr. Sharrock was Vice President of Merrell Dow and President of Merrell Dow Pharmaceuticals USA. Mr. Sharrock is a director of Cincinnati Bell Inc., Ohio State University Foundation, Unitog, Inc. and Interneuron Pharmaceuticals Inc.

WILLIAM S. STAVROPOULOS, Ph.D., 55, Director since 1992, President and Chief Operating Officer of Dow since April 1993, and director of Dow since 1990. Senior Vice President of Dow from 1991 to 1993, and President of Dow U.S.A. from 1990 until 1993. Chairman of Essex Specialty Products, a wholly owned subsidiary of Dow, from 1988 to 1992. Vice President of Dow from 1990 to 1991, and Group Vice President, Plastics and Hydrocarbons of Dow U.S.A., an operating unit of Dow, from 1987 to 1990. Previously, Dr. Stavropoulos served in a number of research and management positions with Dow. Dr. Stavropoulos is also a director of Chemical Bank and Trust Company, American Plastics Council (serving as Chairman), Chemical Financial Corporation and Chemical Manufacturers Association.

GAIL R. WILENSKY, Ph.D., 51, Director since 1994, Senior Fellow at the international health foundation, Project HOPE, since 1993 and a director of the Company since July 1994. Deputy Assistant to the President of the United States for Policy Development from 1992 to 1993. Administrator of the Health Care Financing Administration from 1990 to 1992. Vice President of Health Affairs at Project HOPE from 1983 to 1990. Dr. Wilensky is also a director of Advance Tissue Sciences, Inc., Coram Healthcare Corporation, Syncor International Corporation, United Healthcare Corporation and St. Jude Medical, Inc.

JAMES B. WYNGAARDEN, M.D., 70, Director since 1990, Professor of Medicine Emeritus at Duke University since 1994. Foreign Secretary of the National Academy of Sciences from 1990 to 1994. Associate Director for Life Sciences, White House Office of Science and Technology Policy from 1989 to 1990. Director of the National Institutes of Health from 1982 to 1989. Member of the Council of the Government-University-Industry Research Roundtable from 1984 to 1989. Dr. Wyngaarden is also a director of Hybridon, Inc. and Human Genome Sciences, Inc.

EXECUTIVE OFFICERS OF THE COMPANY:
- ----------------------------------

     The following information sets forth, as to current executive officers of the Company who are not directors, their names, ages, offices held, and, where applicable, previous positions:

MICHAEL V. AYLOTT, Ph.D., 54, President, Marion Merrell Dow Pacific, an operating unit of the Company, since 1993. President and Chief Executive Officer, Marion Merrell Dow K.K., a Japanese subsidiary of the Company, since 1992. President, Merrell Dow Funai K.K., a Japanese subsidiary of the Company, from 1991 to 1992, and Vice President from 1990 to 1991. President, Merrell Dow Pharmaceuticals K.K., a Japanese subsidiary of the Company, from 1987 to 1990, and Vice President from 1986 to 1987. Previously served in a number of other positions with Merrell Dow and Dow since 1974.

RICHARD J. BAILEY, JR., Ph.D., 49, Vice President, Human Resources since 1992. Joined Marion in the Human Resources Department in 1985, and held a number of positions there before being promoted to Managing Director, Human Resources for Corporate Research and Development in 1990.

CHRISTIAN M. ERTLE, 47, Vice President, Global Operations since 1992. Vice President, Manufacturing from 1991 to 1992. From 1973 to 1991, served in numerous technical and management positions at Dow.

WILLIAM K. HOSKINS, 60, Vice President, General Counsel and Corporate Secretary since 1989, a position he had held with Marion since 1982.

ROBERT W. LAFFERTY, 50, Vice President, Finance, Treasurer, and Controller since January 1994, having previously served as Vice President, Treasurer, from 1991 to 1993 and Treasurer from 1989 to 1991. Treasurer and Director of Economic and Financial Services for Merrell Dow in 1989. Joined Dow in 1973 and served in a number of accounting and treasury positions until 1989.

BENEFICIAL OWNERSHIP REPORTING:
- -------------------------------

     Based solely on its review of copies of reports required to be filed with the Securities and Exchange Commission by directors, officers and beneficial owners of 10% or more of the Common Stock regarding their beneficial ownership of the Company's securities, and on written representations concerning such reports, the Company believes that a single transaction by Dr. Biles involving only a change in form of his beneficial ownership of certain shares of Common Stock was not timely reported.

ITEM 11.  EXECUTIVE COMPENSATION.
- --------  -----------------------

DIRECTOR COMPENSATION:
- ----------------------

     Non-officer Board members currently receive an annual retainer of $28,000 and an additional $1,000 for each meeting of the Board attended, together with reimbursement of their expenses incurred in attending. The Chairmen of the Audit and Compensation Committees and the Committee on Directors each receive an additional $5,000 per year. All members of committees of the Board who are not officers of the Company, including committee chairmen, receive $1,500 for each committee meeting attended. No fees are paid with respect to Executive Committee meetings.

     Board members who are officers of the Company do not receive any compensation or fees for attending Board or Committee meetings other than their compensation as officers. Non-officer Board members are permitted to defer receipt of up to 100% of their annual retainer and committee participation compensation. Amounts so deferred bear interest until paid out upon death, total disability, or termination of service as a director. In addition, non-officer Board members are entitled to receive an annual defined benefit upon their retirement from five or more years of Board service.

     The 1992 Incentive Compensation Plan, approved by shareholders in May 1992, provides for the grant of stock options to non-officer Board members. Each non-officer Board member receives an annual grant of an option to purchase 1,000 shares at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options expire ten years from the date of grant and become exercisable one year from the date of grant.

EXECUTIVE COMPENSATION:
- -----------------------

          SUMMARY COMPENSATION. The following table summarizes, for each of the three years ended December 31, 1994, 1993 and 1992, the compensation awarded to, paid to or earned by the Chief Executive Officer (the "CEO") of the Company and each of the four most highly compensated executive officers (other than the CEO) who served as executive officers of the Company as of December 31, 1994.

                                                       SUMMARY COMPENSATION TABLE
                                                       --------------------------

                                                  ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                        ----------------------------------------------    --------------------------

                                                                                                           NUMBER OF
                                                                                                          SECURITIES
                                                                                          RESTRICTED      UNDERLYING      ALL OTHER
                                                                        OTHER ANNUAL        STOCK         OPTION/SAR    COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR   SALARY          BONUS       COMPENSATION<F4>     AWARDS<6>        AWARDS          <F7>
- ---------------------------        ---- -----------    ----------     ----------------    -----------    ------------   ------------
Fred W. Lyons, Jr.                 1994 $741,667       $236,714<F3>        $     0        $3,004,500             0      $474,632
  Chairman and Chief Executive     1993 $675,000       $      0            $ 72.45        $        0       130,000      $191,930
  Officer and Director             1992 $550,000<F1>   $975,000            $107.12        $        0        40,285<F1>  $154,935
- -----------------------------------------------------------------------------------------------------------------------------------
Richard J. Markham                 1994 $500,000       $392,080            $284,180<F5>   $1,527,500              0     $ 10,290
  President and Chief Operating    1993 $128,846       $      0            $474,392<F5>   $        0         75,000     $      0
  Officer and Director             1992     <F2>           <F2>               <F2>              <F2>           <F2>         <F2>
- ------------------------------------------------------------------------------------------------------------------------------------
Frank L. Douglas, Ph.D., M.D.      1994 $391,667       $283,504            $      0       $1,366,250               0    $ 43,023
  Executive Vice President,        1993 $320,833       $      0            $   8.75       $        0          85,000    $ 62,058
  Research and Development and     1992 $264,599       $396,899            $ 54,820<F5>   $        0          55,000    $      0
  Director
- -----------------------------------------------------------------------------------------------------------------------------------
Edward W. Mehrer                   1994 $326,667       $236,455            $      0         $883,750               0    $ 35,223
  Executive Vice President, Chief  1993 $291,500       $      0            $   8.75         $      0          64,850    $ 71,842
  Financial and Administrative     1992 $269,000       $357,769            $      0         $      0          15,000    $ 61,566
  Officer and Director
- -----------------------------------------------------------------------------------------------------------------------------------
Peter W. Ladell                    1994 $266,670       $176,941            $ 62,380         $715,125                0   $      0
  President, Marion Merrell Dow    1993 $215,416       $      0            $ 20,501         $      0            5,000   $      0
  North America and Director       1992 $178,980       $201,353            $193,740<F5>     $      0           38,400   $      0

<F1> At his request, Mr. Lyons was awarded options to purchase 10,285 shares of Common Stock at $35.00 per share in lieu of a portion of his cash salary earned in 1992.  Had such options not been awarded, Mr. Lyons' salary would have been $650,000.  The remaining options to purchase 30,000 shares were awarded in recognition of Mr. Lyons' promotion to Chief Executive Officer in 1992.

<F2> Mr. Markham did not render services to the Company or its subsidiaries prior to 1993.

<F3> A portion of Mr. Lyons' 1994 bonus was deferred pursuant to a Deferred Compensation Agreement dated March 31, 1994.

<F4> Perquisites and other personal benefits for 1994 and 1993 paid to Messrs. Lyons, Douglas, Mehrer and Ladell and for 1992 paid to Messrs. Lyons and Mehrer did not, as to any of them, exceed the lesser of $50,000 or 10% of the sum of their respective salary and bonus.

<F5> Includes payments of relocation expense of $161,664 to Mr. Markham in 1994, $344,697 to Mr. Markham in 1993, $52,520 to Dr.
     Douglas in 1992, and $66,121 to Mr. Ladell in 1992, which amounts respectively exceed 25% of the total of such perquisites and other personal benefits paid to such individuals.

<F6> Of these awards, 25% of the following portions will vest each year after the March 15, 1994 date of grant:  Mr. Lyons, 37,000;
     Mr. Markham, 5,000; Dr. Douglas, 10,000; Mr. Ladell, 7,000; and Mr. Mehrer, 10,000.  The number and value of the aggregate restricted stock holdings as of December 31, 1994 are, with respect to Mr. Lyons, 137,000 shares at $3,004,500; Mr. Markham,
     65,000 at $1,527,500; Dr. Douglas, 60,000 at $1,366,250; Mr. Mehrer, 40,000 at $883,750; and Mr. Ladell, 32,000 at $715,125.
     Dividends are payable with respect to all such restricted stock holdings.

<F7> Each number in this column consists of contribution allocations to the Company's defined contribution plans, as follows (Mr.
     Markham was ineligible in 1993 and 1992 and Dr. Douglas was ineligible in 1992, and Mr. Ladell was ineligible in all years):
     the Marion Merrell Dow Inc. Savings Plan ("Savings Plan"), to which the Company may contribute up to, and for 1994, 1993 and
     1992 did contribute, 6% of a participant's annual compensation; the Marion Merrell Dow Inc. Associate Stock Ownership Plan, to
     which the Company contributes up to 3% of a participant's annual compensation as a matching contribution to the participant's elective deferrals to the Savings Plan (each eligible named executive officer, except Mr. Markham with respect to 1993 and 1992 and Dr. Douglas with respect to 1992, received a 3% contribution allocation with respect to 1994, 1993 and 1992); the Marion
     Merrell Dow Inc. Supplemental Executive Profit Sharing and Retirement Plan, a non-qualified plan to which the Company may allocate up to, and for 1994, 1993 and 1992 did allocate, 12% of a participant's compensation in excess of the annual Internal
     Revenue Code limits on qualified plan covered compensation; and, with respect to Mr. Lyons, the Deferred Compensation Agreement dated March 31, 1994.

     STOCK OPTIONS AND STOCK APPRECIATION RIGHTS. The following table presents information relating to holdings at December 31, 1994 by the named executive officers of unexercised Stock Options and Stock Appreciation Rights ("SARs") granted pursuant to the 1992 Incentive Compensation Plan and the Company's Non-Qualified Employee Stock Option Plan ("Non-Qualified Plan"). No Stock Options or SARs were held by the named executive officers other than pursuant to the 1992 Incentive Compensation Plan and the Non-Qualified Plan. None of the named executive officers exercised any options in 1994.

                                 AGGREGATED OPTION/SAR VALUES AT DECEMBER 31, 1994
                                 ---------------------------------------------------
                            NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                              UNEXERCISED OPTIONS/SARS AT         IN-THE-MONEY OPTIONS/SARS
                                  AT DECEMBER 31, 1994               AT DECEMBER 31, 1994
                              ----------------------------       ----------------------------
NAME                          EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
- ----                          -----------    -------------       -----------    -------------
Fred W. Lyons, Jr.                 160,285        110,000          $       0      $       0
Richard J. Markham                  37,500         37,500             60,938         60,938
Frank L. Douglas, Ph.D., M.D.       45,000         95,000                  0              0
Edward W. Mehrer                    64,850         55,000                  0              0
Peter W. Ladell                     41,200         37,200              4,400         33,750

     LONG-TERM INCENTIVE AWARDS. The following table presents information for 1994 relating to awards of performance shares pursuant to the 1992 Incentive Compensation Plan.

                         LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR <F1>
                         ---------------------------------------------------------

                            NUMBER OF SHARES,     PERFORMANCE OR OTHER PERIOD
                          UNITS OR OTHER RIGHTS    UNTIL MATURATION OR PAYOUT
                          ---------------------   ----------------------------
Fred W. Lyons, Jr.                 62,500              8/19/94 - 3/15/99
Richard J. Markham                 41,700              8/19/94 - 3/15/99
Frank L. Douglas, Ph.D., M.D.      27,800              8/19/94 - 3/15/99
Edward W. Mehrer                   22,900              8/19/94 - 3/15/99
Peter W. Ladell                    19,100              8/19/94 - 3/15/99

<F1> The performance shares vest upon achievement by the Company, as determined by the Compensation Committee, of previously established performance objectives during the performance period.  The performance objectives are based on return on capital, growth in equity and cash flow coverage over debt. If the performance objectives are not achieved within five years, no vesting will occur.

DEFINED BENEFIT PLANS.

     PENSION PLAN TABLE. The following table shows estimated annual benefits payable as a joint and 60% survivor annuity upon retirement at age 65 under the Retirement Plan for Associates of Marion Merrell Dow Canada Inc. ("MMD Canada") ("Retirement Plan"), the participants of which consist of all MMD Canada associates including associates formerly employed by Merrell Dow. The Retirement Plan provides benefits on the basis of the participant's highest consecutive three-year average earnings. Benefits are limited to $1,228 for each year of credited service. The covered compensation for 1994 for Mr. Ladell, who is the only named executive officer eligible to participate in the Retirement Plan, was $145,000, which is more than 10% less than his annual compensation set forth in the Summary Compensation Table. Mr. Ladell had 24.33 credited years of service under the Retirement Plan as of December 31, 1994. These benefits are not subject to reduction for Social Security payments or any other offset.

            Pension Plan Table
            ------------------

     Remuneration        Annual Benefit
     ------------        --------------

      $266,670             $29,874
      $320,004             $29,874


     GUARANTEED RETIREMENT INCOME PLAN. In 1994, the named executive officers (except for Mr. Ladell, who was ineligible) participated in the Marion Merrell Dow Inc. Guaranteed Retirement Income Plan pursuant to which an estimated annual straight life annuity benefit would be payable at normal retirement age (60) as follows: Mr. Lyons, $5,091; Mr. Markham, $551; Dr. Douglas, $1,938; and Mr. Mehrer, $4,757. Benefits are based on annual accruals of 6% of the participant's covered compensation, not in excess of, for the 1994 plan year, $150,000, credited with interest annually at a rate no less than 4% until retirement.

     SUPPLEMENTAL RETIREMENT BENEFIT. The following named executive officers also have vested accrued benefits under a non-qualified plan of deferred compensation pursuant to which a 15-year annual installment annuity benefit would be payable at normal retirement age (65) as follows:
Mr. Lyons, $27,996 and Mr. Mehrer, $68,578. Such annual life annuity benefits are specified in an individual agreement between such executive and the Company.

     INDIVIDUAL RETIREMENT ARRANGEMENT.   Mr. Lyons has a vested accrued
benefit under a non-qualified plan of deferred compensation pursuant to which a 15-year annual installment annuity benefit of $58,000 would be payable at normal retirement age (65), as specified in the Executive Compensation Agreement between the Company and Mr. Lyons. Mr. Ladell also has a vested accrued benefit under a non-qualified plan of deferred compensation pursuant to which a 15-year annual installment annuity benefit of $100,000 would be payable at normal retirement age (65), as specified in the Executive Compensation Agreement between the Company and Mr. Ladell.

            COMPARISON OF FIVE-YEAR AND TEN-YEAR CUMULATIVE TOTAL RETURN
                    MARION MERRELL DOW INC., S&P 500 STOCK INDEX,
                  AND DOW JONES PHARMACEUTICALS PEER GROUP <F1><F2>

     The following two tables compare the yearly change in the Company's cumulative total shareholder return on its Common Stock (assuming reinvestment of dividends) with the cumulative total return of the Standard & Poor's 500 Stock Index and the companies included (as of December 31, 1994) in the Dow Jones Pharmaceutical Industry Index, for the five-year period from December 31, 1989, to December 31, 1994, and for the ten-year period from December 31, 1984, to December 31, 1994, respectively.

                              CUMULATIVE RETURN (DOLLARS) AS OF DECEMBER 31,

                         1989       1990      1991      1992      1993      1994
                         ----       ----      ----      ----      ----      ----
Marion Merrell Dow        100      137.46    141.59    104.65     76.51     91.14
Inc. Common Stock


S&P 500 Stock Index       100       96.89    126.28    135.88    149.52    151.55

Dow Jones Pharmaceu-
tical Industry Index      100      115.98    181.01    151.05    140.64    159.78

                              CUMULATIVE RETURN (DOLLARS) AS OF DECEMBER 31,

                         1984       1985      1986      1987      1988      1989      1990     1991      1992       1993      1994
                         ----       ----      ----      ----      ----      ----      ----     ----      ----       ----      ----
Marion Merrell Dow        100      213.28    354.01    462.61    386.07    682.57   938.26    966.45     714.31    522.23    622.09
Inc. Common Stock


S&P 500 Stock Index       100      131.64    156.15    164.24    191.33    251.77    243.94    317.94    342.11    376.45    381.56

Dow Jones Pharmaceu-
tical Industry Index      100      144.58    199.52    216.41    250.15    351.07    407.17    635.47    530.29    493.74    560.94

<F1> Peer Group consists of the companies currently comprising the Dow Jones Pharmaceutical Industry Index.
<F2> Assumes $100 invested on December 31, 1984 and December 31, 1989 in Marion Merrell Dow Inc. Common Stock, the S&P 500, and Peer
     Group, with reinvestment of dividends on a quarterly basis.

          COMPENSATION COMMITTEE REPORT ON 1994 EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors ("Committee"), under authority delegated by the Board of Directors, adopts executive compensation philosophies and policies, approves the design of executive compensation programs, evaluates executive performance, reviews and approves remuneration for approximately 24 senior executives, and administers incentive compensation plans. This report describes the Committee's compensation philosophy, the Committee's policies applicable to the various elements of executive compensation, and the specific bases for the 1994 compensation paid to the Company's Chief Executive Officer, Fred
W. Lyons, Jr.

COMPENSATION PHILOSOPHY

     The Committee's overall philosophy on executive compensation is that rewards should be commensurate with the performance of both the individual and the Company -- one of the Company's core values. The Committee also believes that executive compensation should encourage the enhancement of long-term shareholder value. Therefore, the executive compensation program generally is designed to:

     o attract, retain, and encourage the development of highly qualified executives,

     o    reward superior individual performance, and

     o provide incentives for performance that leads to positive shareholder returns.

     To meet these objectives, the Company developed an executive compensation program for 1994 comprising three components: base salary, short-term incentives, and long-term incentives. Specifically, for 1994, the Committee emphasized long-term incentive compensation over short-term cash awards as part of its strategy to provide a strong link between management's interests and those of the Company's shareholders.

     The Committee believes that compensation should be comparable to executive compensation at companies with which the Company competes. Thus, the Committee considered executive compensation of a comparator group of major U.S.-based and global pharmaceutical companies in businesses and markets similar to the Company's. The comparator group consisted primarily of companies in the Dow Jones Pharmaceutical Industry Index for which executive compensation data were available. The comparator group also included the other pharmaceutical companies for which data were available to insure a sufficiently broad base of data that reflects the Company's global position in the industry.

     For 1994, the Committee benchmarked executive compensation using a statistical model derived from data from the comparator group of companies that reflects adjustments for either sales volume, number of associates, or other measures of relative accountability. In setting 1994 benchmark compensation levels relative to comparator group data, the Committee evaluated the Company's performance relative to that of companies in the comparator group. The 1994 benchmark levels for each element of an executive's compensation were generally consistent with the compensation for a similar position at the comparator group of companies, as adjusted.

     The Committee has taken all action necessary to maximize the deductibility of 1994 executive compensation under Section 162(m) of the Internal Revenue Code.

COMPONENTS OF COMPENSATION

     BASE SALARY. The Committee established each executive's 1994 base salary in relation to the applicable comparator group benchmark base salary depending on the executive's level of responsibility, experience and knowledge and internal equity issues, such as comparative individual performance. Management evaluated each executive's performance by assessing his or her contribution to the profitability of the Company and achievement of its business objectives and his or her achievement of individual goals.

     The Committee established Mr. Lyons' 1994 base salary by considering the comparator group benchmark base salary and subjectively evaluating and recognizing Mr. Lyons' leadership and direction of the Company in 1993 as reflected by: (1) the extent to which the Company achieved its 1993 financial goals, including sales, earnings, return on assets, and net profit margin; and (2) the Company's completion of key strategic business goals, such as the acquisition of Kodama Ltd. of Japan as part of the Company's strategy to strengthen its presence in international markets; the acquisition of The Rugby Group, Inc., a leading generic pharmaceutical company with a broad line of quality generic products; an agreement with Sandoz Pharmaceuticals Corporation to co-promote two products; and the implementation of re-engineering the Company's U.S. business processes to improve the Company's effectiveness in meeting its customers' needs.

     SHORT-TERM INCENTIVES. The Company's 1994 short-term incentive program consisted of a cash bonus, determined as a percentage of base salary, that was dependent on the earnings per share achieved by the Company. This program reflected the Committee's view that: (1) an executive's contribution to medium- and long-term Company performance is reflected in part by annual earnings per share of the Common Stock; and (2) a portion of executive compensation should be linked to Company performance, creating both an upside potential and a downside potential for an executive's total cash compensation.

     The Committee selected target cash bonus percentages that would yield a bonus equal to the comparator group benchmark bonus if the Company achieved a target annual earnings per share, referred to as "Good Performance." If the Company exceeded "Good Performance" by a pre-determined percentage, the bonus payable was relatively higher; alternatively, if the Company did not attain "Good Performance," a relatively lower bonus would have been payable as long as the Company attained a pre-determined threshold percentage of "Good Performance."

     Mr. Lyons' bonus percentage was determined in the same manner as that of other executive officers. The Committee established Mr. Lyons' target bonus percentage at a level that would result in a bonus percentage equal to the comparator group benchmark bonus if the Company achieved "Good Performance." Likewise, if the Company failed to attain a minimum percentage of "Good Performance," achieved higher than the threshold but not "Good Performance" or exceeded "Good Performance," Mr. Lyons' bonus percentage would be zero, relatively lower than benchmark, or relatively higher than benchmark, respectively.

     LONG-TERM INCENTIVES. Long-term incentive compensation is intended to focus executives' attention on the Company's future and align executives' financial interests with those of shareholders. Thus, the Committee determined that a significant portion of executive compensation for 1994 should provide rewards that are maximized upon the Company's long-term success as measured by long-term increase in the Company's stock price.
The Committee considered the retention value as well as the incentive value of long-term incentive compensation tools in designing this element of 1994 executive compensation. Accordingly, 1994 executive compensation included awards of restricted stock, the vesting of some of which is linked in part to the Company's achievement of certain performance goals, and performance shares, the vesting of which is linked entirely to the Company's achievement of performance goals.

     The Committee determined the benchmark number of restricted stock and performance shares to be awarded to each executive by valuing the relevant comparator group long-term incentive compensation. The Committee then adjusted that value for 1994 long term incentive compensation already paid (as discussed in last year's Compensation Committee Report) and considered projections of comparator group short- and long-term incentive compensation for a pre-determined future period. The number of restricted stock and performance shares actually awarded to an executive for 1994 was determined by adjusting the benchmark numbers to reflect management's judgment of individual performance and responsibilities critical to the long-term success of the Company.

     Similarly, Mr. Lyons' long-term incentive awards were determined primarily by considering the comparator group long-term incentive compensation, 1994 long-term incentive compensation already paid, and projections of comparator group short- and long-term incentive compensation in the same manner described above for all executive officers. This benchmark number was adjusted subjectively to reflect Mr. Lyons' individual performance and his contributions to the achievement of the Company's specific 1993 and long-term corporate objectives referenced in the discussion with respect to his base salary.

Respectfully submitted by the Compensation Committee of the Board of
Directors:

Keith R. McKennon, Chairman
James H. Gardner, Ph.D.
William S. Stavropoulos, Ph.D.
Joseph G. Temple, Jr.
James B. Wyngaarden, M.D.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Directors Gardner, McKennon, Stavropoulos, Temple and Wyngaarden were the only persons who served as members of the Compensation Committee in 1994. During that year, Dr. Stavropoulos was an executive officer of Dow as well as a member of the Company's Compensation Committee. Mr. Temple was a director of Dow and an officer of the Company as well as a member of the Company's Compensation Committee during 1994. Mr. Lyons, who was not a member of the Compensation Committee, was a director of Dow and an executive officer of the Company during 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- --------  ---------------------------------------------------------------

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS:
- ---------------------------------------------

     The following table sets forth as of January 31, 1995, certain information concerning the beneficial ownership of Common Stock and Series A Preferred Stock by all shareholders known to the Company to be beneficial owners of more than five percent of the outstanding shares of each class:

                                     COMMON STOCK         SERIES A PREFERRED      PERCENT OF CLASS
     BENEFICIAL OWNER              BENEFICIALLY OWNED  STOCK BENEFICIALLY OWNED  BENEFICIALLY OWNED
- -----------------------------      ------------------  ------------------------  ------------------
The Dow Chemical Company <F1>         196,865,790                0                    71.1%
The Marion Merrell Dow Inc.
  Associate Stock Ownership                0                2,327,606                 83.5%
  Plan Trust<F2>

<F1> Includes 55,934,100 shares owned by RH Acquisition Corp., a Delaware corporation, and 75,000,000 shares owned by Dow Holdings
     Inc., a Delaware corporation, both of which are wholly-owned subsidiaries of Dow.  The mailing address for The Dow Chemical
     Company is 2030 Dow Center, Midland, MI 48674.

<F2> As of January 31, 1995, the Series A Preferred Stock represented the only series of preferred stock designated and issued.  The number of votes represented by Series A Preferred Stock represents approximately 1% of the aggregate of all issued and outstanding shares of Common Stock and Series A Preferred Stock when considered together as a single class.  The mailing address of the Trust is P.O. Box 8480, Kansas City, MO 64114.

SECURITY OWNERSHIP OF MANAGEMENT
- --------------------------------

     The following table sets forth certain information concerning the beneficial ownership of shares of Common Stock, Series A Preferred Stock, and the common stock and Series A ESOP Convertible Preferred Stock ("Dow Preferred Stock") of Dow by all directors, by the persons named in the Summary Compensation Table set forth herein in the section entitled "EXECUTIVE COMPENSATION", and by all directors and executive officers as a group, as of January 31, 1995.

                                                      COMPANY STOCK                                  DOW STOCK
                                   ------------------------------------------------  -------------------------------------------
                                              COMMON STOCK             SERIES A             COMMON STOCK           DOW PREFERRED
                                   -------------------------------  PREFERRED STOCK  --------------------------       STOCK
                                     BENEFICIALLY      RIGHTS TO      BENEFICIALLY   BENEFICIALLY   RIGHTS TO      BENEFICIALLY
                                     OWNED<F1><F2>     ACQUIRE<F3>    OWNED<F4>      OWNED<F5>      ACQUIRE<F6>        OWNED
                                   -----------------   -----------    ------------   ------------   -----------    -------------
Fred W. Lyons, Jr.                      354,842<F8>     167,785            577           1,500                0               0
Richard J. Markham                       66,000          37,500              0               0                0               0
Joseph G. Temple, Jr.                    20,000         150,000            577          70,748                0               0
John A. Biles, Ph.D.                      6,160<F7>       3,000              0               0                0               0
Frank L. Douglas, Ph.D., M.D.            62,973          61,500            196               0                0               0
Enrique C. Falla                          1,000<F8>       3,000              0          60,919<F9>      282,500             108
James H. Gardner, Ph.D.                   6,029<F7>       3,000              0             500                0               0
Peter W. Ladell                          32,500          44,200              0             338            2,700               0
Keith R. McKennon                         1,000               0              0          32,507          145,500              61
Edward W. Mehrer                         43,361          69,350            577               0                0               0
Frank P. Popoff                           6,000<F8>       3,000              0          92,640          782,000             108
Paul G. Rogers                            1,119           3,000              0               0                0               0
David B. Sharrock                        12,000          89,000              0          10,417           36,000               0
William S. Stavropoulos, Ph.D.              820<F7><F8>   3,000              0          33,287          323,725             108
Gail R. Wilensky, Ph.D.                       0               0              0               0                0               0
James B. Wyngaarden, M.D.                   347           3,000              0             100                0               0
All directors and executive officers
 as a group (23 persons)                787,205<F7>     878,535          4,711         312,735<F10>   1,588,234             385

<F1> Includes as beneficially owned all shares of Common Stock held for the account of each person in the Marion Merrell Dow Inc.
     Savings Plan Trust.  Also includes shares owned by the spouse and minor children of certain persons, as to which each such person disclaims beneficial ownership.  The percentages of Common Stock beneficially owned by each person individually, and by all directors and executive officers as a group, are less than 1%.

<F2> Does not include as beneficially owned shares of Common Stock issuable upon conversion of Series A Preferred Stock incident to retirement or other termination of employment at the rate of at least one share of Common Stock for each share of Series A
     Preferred Stock, depending on the conversion ratio then in effect.

<F3> Includes shares each person has the right to acquire through April 1, 1995, upon the exercise of stock options but not upon conversion of Series A Preferred Stock.

<F4> Represents shares held for the respective accounts of such persons by the Company's Associate Stock Ownership Plan Trust.  Each
     such person is entitled to one vote for each share of Series A Preferred Stock allocated to his or her respective account.
     Series A Preferred Stock votes together with the Common Stock as a single class on all matters and as a separate class with respect to matters that affect the Series A Preferred Stock as a class.  The percentages of Series A Preferred Stock beneficially owned are:  all named persons, less than 1% each; all directors and executive officers as a group, less than 1% in the aggregate.



<F5> Includes as beneficially owned all shares held in trust for the benefit of each such person in the Dow Salaried Employees'
     Savings Plan.  Also includes shares held by the spouse and other members of each such person's immediate family who share his or her household.  The beneficial ownership of Dow common stock by directors and executive officers of the Company is less than
     1% of the shares outstanding for each individual, and for all such persons in the aggregate.  Does not include shares of Dow
     Preferred Stock held in trust as of January 31, 1995, for the respective accounts of Messrs. Falla, Popoff and Stavropoulos under Dow's Salaried Employees' Savings Plan, as to which each such person has sole voting power.  Dow Preferred Stock is convertible into Dow common stock upon retirement or other termination of employment, on March 13, 1995, at the rate of 1.331 shares of Dow common stock for each share of Dow Preferred Stock.  The number of shares of Dow Preferred Stock owned by each such person, and by all directors, executive officers and director nominee as a group does not exceed 1% of the number of shares of such stock outstanding.

<F6> Includes shares each person has the right to acquire through April 1, 1995 by the exercise of an option granted by Dow or the distribution of shares under a Deferred Stock Agreement with Dow.

<F7> Voting and investment power is shared as to the following:  Dr. Biles, 5,766 shares; Dr. Gardner, 4,664 shares; Dr.
     Stavropoulos, 20 shares; and all directors and executive officers as a group, 17,278 shares.

<F8> Does not include 196,865,790 shares beneficially owned by Dow.  Messrs. Falla, Lyons, Popoff and Stavropoulos are directors of
     Dow.  Messrs. Falla, Popoff and Stavropoulos have shared voting power over 65,931,690 shares owned directly by Dow, and Mr.
     Falla has shared voting power over 75,000,000 shares owned directly by Dow Holdings Inc.  Mr. Lyons does not have voting power over any such shares.  Each such person disclaims beneficial ownership of shares beneficially owned by Dow.

<F9> Mr. Falla is a member of the Investment Policy Committee of the Dow Board of Directors, which has shared investment and voting power over shares of Dow common stock held in the Dow Employees' Retirement Plan Trust (the "Dow ERP").  As of January 31,
     1995, the Dow ERP owned 2,353,785 shares of Dow common stock that were subject to investment or voting power by Dow's
     Investment Policy Committee.  None of these shares are included as beneficially owned by Mr. Falla, and he disclaims beneficial ownership thereof.

<F10> Voting and investment power is shared as to all directors, executive officers and director nominee as a group, 62,771 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------  -----------------------------------------------

     TRANSACTIONS WITH DOW. The Company maintains a number of arrangements with Dow that generally continue arrangements between Merrell Dow and Dow that were in effect prior to the Company's acquisition of Merrell Dow from Dow. Such arrangements are consistent with prior practices between Merrell Dow and Dow and are subject to similar terms and conditions. Such of these arrangements as are deemed material to the Company, which are described in this section, have been approved by the Company's Board of Directors after consideration and recommendation by the Audit Committee. Generally, such arrangements do not require the Company to do business with Dow or restrict the Company's ability to do business with independent third parties, except to the extent that Dow may be the sole source of a particular material or service. The Company expects to continue such arrangements and from time to time to consider new arrangements with Dow that are deemed appropriate. The charges to the Company under existing arrangements are believed to be, and the terms and conditions of any future arrangements are expected to be, commercially reasonable and no less favorable to the Company than the terms and conditions on which the Company would likely obtain such materials and services from independent third parties.

     The Company and Merrell Dow are parties to respective Master Service Agreements with Dow pursuant to which Dow makes various materials and services available to the Company and its subsidiaries.

     The Company also maintains certain arrangements with Dow regarding former subsidiaries of Merrell Dow in Latin America that are now subsidiaries of Dow. In return for royalty payments, the former subsidiaries have certain rights to continue production and marketing in certain Latin American countries of various Merrell Dow products that were marketed by the former subsidiaries prior to their conveyance to Dow by Merrell Dow, as well as certain rights to line extensions of such products and to products undergoing regulatory review. In addition, the Company provides certain materials and services to such former subsidiaries.

     The Company and Dow also have agreed to cooperate and share costs in connection with certain research and development, patent and licensing activities. Pursuant to such arrangements, the Company and Dow have agreed that chemical compounds developed by either of them will be made available to the Company for pharmaceutical applications, and to Dow for industrial applications, subject to negotiation of appropriate licensing or other legal arrangements. A similar reciprocal arrangement exists with respect to DowElanco, a partnership of which Dow is a partner, for compounds having pharmaceutical applications (to be licensed to the Company) or agricultural applications (to be licensed to DowElanco).

     Pursuant to the foregoing arrangements during 1994, the Company and its subsidiaries purchased from Dow approximately $1,000,000 in materials, consisting primarily of chemical drug substances, and incurred expenses of approximately $95,000,000, primarily for manufacturing, R&D and general and administrative services and insurance coverage provided by Dow. During 1994, the Company sold to Dow and its subsidiaries approximately $7,000,000 of materials and $2,000,000 of services.

     The Company and Dow have also extended credit to each other from time to time in the past, with interest payable generally based on the prime short-term lending rate in the country where credit is extended. In addition, the Company and Dow have loaned money to each other, subject to criteria established by the Company to assure that the terms and conditions thereof are commercially reasonable and no less favorable to the Company than the terms and conditions that would be obtained from independent third parties in similar transactions. Pursuant to such arrangements as of December 31, 1994, the total amount receivable by the Company from Dow was approximately $435,000,000, all of which matures in 1995 (including loans from the Company to Dow of $132,000,000 and $68,000,000 on December 31, 1994, with interest at the annual rate of 6.68%, both of which were repaid in full on January 3, 1995), and the total amount payable by the Company to Dow was approximately $413,000,000, substantially all of which matures in 1995.

     In connection with the Company's sale of its Indianapolis facility to Dow in December 1993, the Company has contracted with Dow to obtain certain research and development services at this facility. The Company paid approximately $7,500,000 to Dow for such services in 1994.

     In 1992, the Company acquired a manufacturing facility from Dow and has engaged Dow to operate it on behalf of the Company. In addition, the Company and Dow have entered into agreements for the design and construction of certain other manufacturing and research facilities by Dow for the Company. In connection with these transactions, the Company's Board of Directors has authorized expenditures aggregating $111,000,000, of which approximately $104,000,000 had been expended through 1994, including $7,000,000 expended in 1994. In February 1995, the Company's Board of Directors authorized the construction and eventual operation by Dow of an additional manufacturing facility having a projected total cost of $36,500,000, of which the Company and a strategic partner each will pay one-half.

     The Company's arrangements with Dow generally provide for termination by either party by giving written notice of termination, and in some cases upon a change of control of the Company. Although most such arrangements require notice of termination to be given in advance of the termination date and some provide for specific transition periods after termination during which certain arrangements are to continue in effect, there can be no assurance that any period of advance notice of termination, or any transition period, will be sufficient for the Company to obtain satisfactory replacement arrangements in any specific case.

     BUSINESS RELATIONSHIP WITH DIRECTOR. Mr. Rogers, a director of the Company, is a partner in the law firm of Hogan & Hartson, Washington, D.C., which the Company has retained to provide legal representation and services. The amount paid or payable by the Company for such representation and services in 1994 did not exceed, and for 1995 is not expected to exceed, five percent of such law firm's gross revenues for that firm's last full fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- --------  -----------------------------------------------------------------

     (a)  1.   Financial Statements.
               --------------------

          The following financial statements are filed as part of this report:

          A. The Consolidated Statements of Income of the Company and its subsidiaries for the years ended December 31, 1994, 1993, and 1992.

          B. The Consolidated Balance Sheets of the Company and its subsidiaries at December 31, 1994 and 1993.

          C. The Consolidated Statements of Cash Flows of the Company and its subsidiaries for the years ended December 31, 1994, 1993, and 1992.

          D. The Consolidated Statements of Stockholders' Equity of the Company and its subsidiaries for the years ended
               December 31, 1994, 1993, and 1992.

     (a)  2.   Financial Statement Schedules.
               -----------------------------

          The following additional financial information should be read in conjunction with the consolidated financial statements set forth herein. Schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is set forth in the financial statements or notes thereto.

               Independent Auditors' Report on Consolidated Financial Statement Schedule.

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1994, 1993, and 1992.

     (a)  3.   Exhibits.
               ---------

Regulation
S-K Exhibit
  Number:       Document:
- -----------     --------

      3(a) Complete copy of the Restated Certificate of Incorporation of the Company, as amended effective May 24, 1991, including Certificate of Designation, Rights and Preferences of Series A ESOP Convertible Preferred Stock (incorporated herein by reference from Exhibit 3(b) to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1991 (the "June 30, 1991 Form 10-Q"))

      3(b) Complete copy of the Company's Bylaws, as amended effective March 17, 1995

      4(a) Article FOURTH of the Company's Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3(a) to the June 30, 1991 Form 10-Q)

      4(b) Certificate of Designation, Rights and Preferences of Series A ESOP Convertible Preferred Stock (incorporated herein by reference to Exhibit 3(b) to the June 30, 1991 Form 10-Q)

     10(a)     Redacted version of the Company's Supply Agreement with

               Chugai Pharmaceutical Co., Ltd. dated April 1, 1985, as amended (incorporated herein by reference to Exhibit 10(a) to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1988 (the "1988 Form 10-K"))

     10(b) Redacted version of the Company's Supply Agreement with Tanabe Seiyaku Co., Ltd., dated October 1, 1976
               (incorporated herein by reference to Exhibit 10(b) to the 1988 Form 10-K)

     10(c) Master Service Agreement between Merrell Dow Pharmaceuticals Inc. and The Dow Chemical Company dated as of December 2, 1989 (incorporated herein by reference to Exhibit 10(b) to the Transition Report on Form 10-K of the Company for the transition period July 1, 1989, through December 31, 1989 (the "1989 Transition Form 10-K"))

     10(d) Amendment dated August 23, 1989 to the Company's April 1, 1985 Supply Agreement with Chugai Pharmaceutical Co. Ltd. (incorporated herein by reference to Exhibit 10(a) to the Annual Report on Form 10-K of the Company for the year ended June 30, 1989 (the "1989 Form 10-K"))

     10(e)     Amendment dated December 26, 1988 to the Company's
               October 1, 1976 Supply Agreement with Tanabe Seiyaku Co., Ltd. (incorporated herein by reference to Exhibit 10(b) to the 1989 Form 10-K)

     10(f) Letter Agreement dated June 19, 1987, and Amendment thereto dated March 10, 1988, between Merrell Dow Pharmaceuticals Inc. and David B. Sharrock, and confirming Letter Agreement dated February 1, 1990, between the Company and David B. Sharrock (incorporated herein by reference to Exhibit 10(k) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1990 (the "1990 Form 10-K")

     10(g) Form of Deferred Bonus Agreement dated August 17, 1990, between the Company and certain of its officers
               (incorporated herein by reference to Exhibit 10(m) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991 (the "1991 Form 10-K"))

     10(h) Marion Merrell Dow Inc. Non-Qualified Employee Stock Option Plan and amendment thereto effective as to executive officers on May 18, 1993 (incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1992 (the "1992 Form 10-K"))

     10(i) Executive Compensation Agreement dated September 26, 1978, and amendments thereto dated November 2, 1979, and June 24, 1982, between the Company and Fred W. Lyons, Jr.
               (incorporated herein by reference to Exhibit 10(m) to the 1992 Form 10-K)

     10(j) Form of Executive Supplemental Retirement Income Plan between the Company and certain of its officers
               (incorporated herein by reference to Exhibit 10(n) to the 1992 Form 10-K)

     10(k) Marion Merrell Dow Inc. Supplemental Executive Profit Sharing and Retirement Plan effective as of January 1, 1991 (incorporated herein by reference to Exhibit 10(o) to the 1992 Form 10-K)

     10(l) Marion Merrell Dow Inc. Director Deferral Plan effective as of January 1, 1992 (incorporated herein by reference to Exhibit 10(p) to the 1992 Form 10-K)

     10(m) Form of Marion Merrell Dow Inc. Notice of Restricted Stock Award with Terms and Conditions (incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of the Company for the year ended December 31, 1993 (the "1993 Form 10-K"))

     10(n)     Marion Merrell Dow Inc. 1994 Executive Bonus Plan
               (incorporated herein by reference to Exhibit 10(p) to the 1993 Form 10-K)

     10(o) Marion Merrell Dow Inc. Board of Directors Retirement Plan (incorporated herein by reference to Exhibit 10(q) to the 1993 Form 10-K)

     10(p) Description of David B. Sharrock Retirement Arrangement (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 Form 10-Q"))

     10(q) Lease dated as of May 4, 1994, between the Company and W. Jeffrey Kramer (as Co-Trustee) (incorporated herein by reference to Exhibit 10(b) to the June 30, 1994 Form 10-Q)

     10(r) Form of Marion Merrell Dow Inc. Notice of Restricted Stock Award with Terms and Conditions for awards granted August 19, 1994 (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "September 30, 1994 Form 10-Q"))

     10(s) Form of Marion Merrell Dow Inc. Notice of Performance Shares Award with Terms and Conditions for awards granted August 19, 1994 (incorporated herein by reference to Exhibit 10(b) to the September 30, 1994 Form 10-Q)

     10(t)     Marion Merrell Dow Inc. 1995 Incentive Compensation Plan

     10(u)     Marion Merrell Dow 1995 Executive Bonus Plan

     11        Statement regarding computation of Earnings per Common Share
               - Assuming Full Dilution

     21        Subsidiaries of the Company

     23        Independent Auditors' Consent of Deloitte & Touche LLP

     27        Financial Data Schedule

     99 Indenture dated as of January 10, 1991 by and among the Marion Merrell Dow Inc. Employee Stock Ownership Plan Trust, the Company, and Continental Bank, N.A., as trustee (incorporated herein by reference to Exhibit A to the Current Report on Form 8-K of the Company dated January 10,
               1991)


     (a)  4.   Executive Compensation Plans and Arrangements.
               ----------------------------------------------

          Document:                               Location:
          ---------                               ---------

          Letter Agreement dated June 19, 1987,   Exhibit 10(k) to the 1990
          and Amendment thereto dated March 10,   Form 10-K
          1988, between Merrell Dow
          Pharmaceuticals Inc. and David B.
          Sharrock, and confirming Letter
          Agreement dated February 1, 1990,
          between the Company and David B.
          Sharrock

          Form of Deferred Bonus Agreement        Exhibit 10(m) to the 1991
          dated August 17, 1990, between the      10-K
          Company and certain officers

          Marion Merrell Dow Inc. Non-Qualified   Exhibit 10(l) to the
          Employee Stock Option Plan and amend-   1992 Form 10-K
          ment thereto proposed to be effective
          as to executive officers May 18, 1993

          Executive Compensation Agreement        Exhibit 10(m) to the 1992
          dated September 26, 1978, and           Form 10-K
          amendments thereto dated November 2,
          1979, and June 24, 1982, between the
          Company and Fred W. Lyons, Jr.

          Form of Executive Supplemental          Exhibit 10(n) to the 1992
          Retirement Income Plan between the      Form 10-K
          Company and certain of its officers

          Marion Merrell Dow Inc. Supplemental    Exhibit 10(o) to the 1992
          Executive Profit Sharing and retire-    Form 10-K
          ment Plan effective January 1, 1991

          Marion Merrell Dow Inc. Director        Exhibit 10(p) to the 1992
          Deferral Plan effective January 1,      Form 10-K
          1992

          Form of Marion Merrell Dow Inc.         Exhibit 10(o) to the 1993
          Notice of Restricted Stock Award        Form 10-K
          with Terms and Conditions

          Marion Merrell Dow Inc. 1994            Exhibit 10(p) to the 1993
          Executive Bonus Plan                    Form 10-K

          Marion Merrell Dow Inc. Board of        Exhibit 10(q) to the 1993
          Directors Retirement Plan               Form 10-K

          David B. Sharrock Retirement            Exhibit 10(a) to the
          Arrangement                             June 30, 1994 Form 10-Q

          Form of Marion Merrell Dow Inc.         Exhibit 10(a) to the
          Notice of Restricted Stock Award        September 30, 1994
          with Terms and Conditions for           Form 10-Q
          awards granted August 19, 1994

          Form of Marion Merrell Dow Inc.         Exhibit 10(b) to the
          Notice of Performance Shares Award      September 30, 1994
          with Terms and Conditions for awards    Form 10-Q
          granted August 19, 1994

          Marion Merrell Dow Inc. 1995            Exhibit 10(t) to the
          Incentive Compensation Plan             1994 Form 10-K

          Marion Merrell Dow 1995 Executive       Exhibit 10(u) to the
          Bonus Plan                              1994 Form 10-K

     (b)  CURRENT REPORTS ON FORM 8-K.
          ----------------------------
          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MARION MERRELL DOW INC.
                              (Registrant)



                              By:   /s/ Fred W. Lyons, Jr.
                                 -----------------------------
                                 Fred W. Lyons, Jr.
March 28, 1995                   Chairman and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              Capacities in Which
Name of Signatory                   Signing                 Date
- -----------------             -------------------           ----


/s/ Fred W. Lyons, Jr.        Chairman and Chief            March 28, 1995
- ----------------------        Executive Officer
Fred W. Lyons, Jr.            and Director


/s/ Richard J. Markham        President and Chief           March 28, 1995
- ----------------------        Operating Officer
Richard J. Markham            and Director


/s/ Joseph G. Temple, Jr.     Vice Chairman of the Board    March 28, 1995
- -------------------------     and Director
Joseph G. Temple, Jr.


/s/ John A. Biles             Director                      March 28, 1995
- ------------------
John A. Biles, Ph.D.


/s/ Frank L. Douglas M.D.     Executive Vice                March 28, 1995
- -------------------------     President, Research
Frank L. Douglas, Ph.D.,      and Development and
M.D.                          Director

/s/ Enrique C. Falla          Director                      March 28, 1995
- --------------------
Enrique C. Falla

/s/ James H. Gardner          Director                      March 28, 1995
- --------------------
James H. Gardner, Ph.D.


/s/ Peter W. Ladell           President, Marion             March 28, 1995
- ---------------------         Merrell Dow North
Peter W. Ladell               America and Director


/s/ Edward W. Mehrer          Executive Vice President,     March 28, 1995
- ---------------------         Chief Financial and
Edward W. Mehrer              Administrative Officer
                              and Director

/s/ Keith R. McKennon         Director                      March 28, 1995
- ---------------------
Keith R. McKennon


/s/ Frank P. Popoff           Director                      March 28, 1995
- -------------------
Frank P. Popoff


/s/ Paul G. Rogers            Director                      March 28, 1995
- ------------------
Paul G. Rogers


/s/ David B. Sharrock         Director                      March 28, 1995
- ---------------------
David B. Sharrock


/s/ W. S. Stavropoulos        Director                      March 28, 1995
- ----------------------
William S. Stavropoulos,
Ph.D.

/s/ Gail R. Wilensky          Director                      March 28, 1995
- ---------------------
Gail R. Wilensky


/s/ James B. Wyngaarden       Director                      March 28, 1995
- -----------------------
James B. Wyngaarden, M.D.


/s/ Robert W. Lafferty        Vice President, Finance,      March 28, 1995
- ----------------              Treasurer, and Controller
Robert W. Lafferty

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of
  Directors of Marion Merrell Dow Inc.:

We have audited the consolidated financial statements of Marion Merrell Dow Inc. and its subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 8, 1995 (March 10, 1995, as to the first paragraph of Note 15), which expresses an unqualified opinion and includes an explanatory paragraph relating to changes in methods of accounting for certain investments in debt and equity securities in 1993 and for postretirement benefits other than pensions and for income taxes in 1992; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Marion Merrell Dow Inc. and its subsidiaries, listed on Item 14(a) 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



/s/ Deloitte & Touche LLP
- -----------------------
Kansas City, Missouri
February 8, 1995



























                    MARION MERRELL DOW INC. AND SUBSIDIARIES

                                                MARION MERRELL DOW INC. AND SUBSIDIARIES
                                                ----------------------------------------
                                      Schedule II - Valuation and Qualifying Accounts and Reserves
                                              Years Ended December 31, 1994, 1993 and 1992
                                                         (Thousands of Dollars)
                                                         Additions                  Actual losses    Effect of
                              Balance at     ----------------------------------      charged off      Foreign      Balance at
                              beginning      Charged to costs      Charged to          net of        Currency        end of
                              of period        and expenses      other accounts      recoveries     Translation      period
                              ----------     ----------------    --------------     ------------    -----------    ----------

Allowance for returns,
 cash discounts,
 and doubtful accounts
December 31, 1994.....        $   44,366     $          4,907    $    6,762 <F2>     $     1,426    $      (278)   $   54,887
                              ==========     ================    ==========          ===========    ===========    ==========

December 31, 1993.....        $   36,891     $          1,205    $    7,034 <F1><F3> $       529    $       235    $   44,366
                              ==========     ================    ==========          ===========    ===========    ==========

December 31, 1992.....        $   37,756     $          1,597    $      630 <F1>     $     2,542    $       550    $   36,891
                              ==========     ================    ==========          ===========    ===========    ==========


<F1> The provision for returned goods and cash discounts has been charged to net sales.  The amount of goods expected to be returned to inventory has been charged to inventory at estimated inventory cost.
<F2> In 1994, the acquisition of Kodama Ltd. added approximately $.7 million to the consolidated allowance for returns cash discounts and doubtful accounts.
<F3> In 1993, the acquisition of The Rugby Group, Inc. added approximately $7 million to the consolidated allowance for returns, cash discounts and doubtful accounts.

                                 EXHIBIT INDEX
                                 -------------

Regulation                                               Sequential Page
S-K Exhibit                                            Number Where Located
  Number:       Document:                                 In This Report
- -----------     --------                               --------------------

   3(a) Complete copy of the Restated Certificate of Incorporation of the Company, as amended, effective May 24, 1991, including Certificate of Designation,
               Rights and Preferences of Series A
               ESOP Convertible Preferred Stock
               (incorporated herein by reference
               to Exhibit 3(b) to the June 30, 1991
               Form 10-Q)

   3(b)        Complete copy of the Company's Bylaws,                 93
               as amended, effective March 17, 1995

   4(a)        Article FOURTH of the Company's Restated
               Certificate of Incorporation (incorporated herein by reference to Exhibit 3(a) to the June 30, 1991 Form 10-Q)

   4(b)        Certificate of Designation, Rights and
               Preferences of Series A ESOP Convertible
               Preferred Stock (incorporated herein by
               reference to Exhibit 3(b) to the June 30, 1991 Form 10-Q)

  10(a)        Redacted version of the Company's Supply
               Agreement with Chugai Pharmaceutical Co.,
               Ltd. dated April 1, 1985, as amended
               (incorporated herein by reference to
               Exhibit 10(a) to the 1988 Form 10-K)

  10(b)        Redacted version of the Company's Supply
               Agreement with Tanabe Seiyaku Co., Ltd., dated October 1, 1976 (incorporated herein by reference to Exhibit 10(b) to the 1988
               Form 10-K)

  10(c)        Master Service Agreement between Merrell
               Dow Pharmaceuticals Inc. and The Dow
               Chemical Company dated as of December 2,
               1989 (incorporated herein by reference
               to Exhibit 10(b) to the 1989 Transition
               Form 10-K)

  10(d)        Amendment dated August 23, 1989 to the
               Company's April 1, 1985 Supply Agreement with Chugai Pharmaceutical Co. Ltd.
               (incorporated herein by reference to
               Exhibit 10(a) to the 1989 Form 10-K)

  10(e)        Amendment dated December 26, 1988 to the
               Company's October 1, 1976 Supply Agreement with Tanabe Seiyaku Co., Ltd. (incorporated herein by reference to Exhibit 10(b) to the 1989 Form 10-K)

  10(f)        Letter Agreement dated June 19, 1987, and
               Amendment thereto dated March 10, 1988,
               between Merrell Dow Pharmaceuticals Inc.
               and David B. Sharrock, and confirming
               Letter Agreement dated February 1, 1990, between the Company and David B. Sharrock
               (incorporated herein by reference to Exhibit
               10(k) to the 1990 Form 10-K)

  10(g)        Form of Deferred Bonus Agreement dated August
               17, 1990, between the Company and certain of its officers (incorporated herein by reference to Exhibit 10(m) to the 1991
               Form 10-K)

  10(h)        Marion Merrell Dow Inc. Non-Qualified
               Employee Stock Option Plan and amendment thereto effective as to executive officers on May 18, 1993 (incorporated herein by reference to Exhibit 10(l) to the 1992
               Form 10-K)

  10(i)        Executive Compensation Agreement dated
               September 26, 1978, and amendments thereto dated November 2, 1979, and June 24, 1982, between the Company and Fred W. Lyons, Jr.
               (incorporated herein by reference to
               Exhibit 10(m) to the 1992 Form 10-K)

  10(j)        Form of Executive Supplemental Retirement
               Income Plan between the Company and
               certain of its officers (incorporated
               herein by reference to Exhibit 10(n) to
               the 1992 Form 10-K)

  10(k)        Marion Merrell Dow Inc. Supplemental
               Executive Profit Sharing and Retirement
               Plan effective as of January 1, 1991
               (incorporated herein by reference to
               Exhibit 10(o) to the 1992 Form 10-K)

  10(l)        Marion Merrell Dow Inc. Director Deferral
               Plan effective as of January 1, 1992
               (incorporated herein by reference to
               Exhibit 10(p) to the 1992 Form 10-K)

  10(m)        Form of Marion Merrell Dow Inc. Notice
               of Restricted Stock Award with Terms and
               Conditions (incorporated herein by
               reference to Exhibit 10(o) to the 1993
               Form 10-K)

  10(n)        Marion Merrell Dow Inc. 1994 Executive
               Bonus Plan (incorporated herein by
               reference to Exhibit 10(p) to the 1993
               Form 10-K)

  10(o)        Marion Merrell Dow Inc. Board of
               Directors Retirement Plan (incorporated
               herein by reference to Exhibit 10(q) to
               the 1993 Form 10-K)

  10(p)        Description of David B. Sharrock Retirement
               Arrangement (incorporated herein by reference to Exhibit 10(a) to the June 30, 1994 Form 10-Q)

  10(q) Lease dated as of May 4, 1994, between the Company and W. Jeffrey Kramer (as Co-Trustee)
               (incorporated herein by reference to
               Exhibit 10(b) to the June 30, 1994 Form 10-Q)

  10(r)        Form of Marion Merrell Dow Inc. Notice of
               Restricted Stock Award with Terms and
               Conditions for awards granted August
               19, 1994 (incorporated herein by reference to Exhibit 10(a) to the September 30, 1994
               Form 10-Q)

  10(s)        Form of Marion Merrell Dow Inc. Notice of
               Performance Shares Award with Terms and
               Conditions for awards granted August 19, 1994 (incorporated herein by reference to Exhibit 10(b) to the September 30, 1994
               Form 10-Q)

  10(t)        Marion Merrell Dow Inc. 1995 Incentive            110
               Compensation Plan

  10(u)        Marion Merrell Dow 1995 Executive Bonus Plan      114

  11           Statement regarding computation of                115
               Earnings per Common Share - Assuming
               Full Dilution

  21           Subsidiaries of the Company                       117

  23           Independent Auditors' Consent of                  121
               Deloitte & Touche LLP

  27           Financial Data Schedule                           122

  99           Indenture dated as of January 10, 1991
               by and among the Marion Merrell Dow Inc.
               Employee Stock Ownership Plan Trust, the
               Company, and Continental Bank, N.A., as
               trustee (incorporated herein by reference
               to Exhibit A to the Current Report on
               Form 8-K of the Company dated January 10,
               1991)