Form 10-Q
period 1995-03-31
MARION MERRELL DOW INC
filed 1995-05-15
CIK 62391

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:   March 31, 1995
                                       --------------
                                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________to________________

Commission file number 1-5829
                       ------

                            MARION MERRELL DOW INC.
       ------------------------------------------------------------------
            (Exact Name of Registrant, as specified in its charter)

            Delaware                                    44-0565557
- --------------------------------                  ---------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                   Identification No.)

                               9300 Ward Parkway
                          Kansas City, Missouri 64114
                    ---------------------------------------
                  (Address of principal executive offices)
                                   (Zip Code)

                                  816-966-4000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding as of April 28, 1995
- --------------------------------------   --------------------------------
Common stock, par value $.10 per share             277,097,048 shares

                    This document is comprised of 34 pages.

                      Exhibit Index is located at Page 22.

Part I - FINANCIAL INFORMATION

Item I - Financial Statements
- -----------------------------

MARION MERRELL DOW INC. AND SUBSIDIARIES
- ----------------------------------------
Consolidated Balance Sheets

                                             March 31,      December 31,
                                                1995            1994
                    Assets                   ---------      ------------
                    ------                       (Millions of Dollars)

Current assets:
  Cash and cash equivalents                  $  120         $   95
  Short-term investments                        441            399
  Accounts and notes receivable, less
   allowances for returns and doubtful
   accounts of $58 million ($54 million
   at December 31, 1994)                        674            626
  Notes receivable from Dow                     219            435
  Inventories                                   322            323
  Prepaid expenses                               29             25
  Income taxes receivable                        45             23
  Deferred income tax benefits                  124            123
                                             ------         ------
   Total current assets                       1,974          2,049
                                             ------         ------

Property, plant and equipment, at cost        1,391          1,364
  Less accumulated depreciation                 651            625
                                             ------         ------
   Property, plant and equipment, net           740            739
                                             ------         ------

Intangibles, net                                884            813
Long-term marketable securities                 234            212
Deferred income tax benefits                    161            149
Other assets                                    112            138
                                             ------         ------

    Total assets                             $4,105         $4,100
                                             ======         ======













See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
                                                  March 31,   December 31,
      Liabilities and Stockholders' Equity           1995         1994
      ------------------------------------        ---------   ------------
                                                   (Millions of Dollars)
     Current liabilities:
       Accounts and notes payable                 $  262      $  327
       Accounts and notes payable to Dow             445         442
       Accrued expenses                              236         220
       Income taxes payable                          129          63
       Associate compensation and incentive plans     89         128
       Dividends payable                              69          69
       Other current liabilities                     172         213
                                                  -------     -------
          Total current liabilities                1,402       1,462

     Long-term debt                                  102          99
     Deferred income taxes                            84          84
     Other liabilities                               170         163
                                                  -------     -------
          Total liabilities                        1,758       1,808
                                                  -------     -------

     Minority interest in subsidiary companies       171         173
                                                  -------     -------
     Temporary capital:
       ASOP convertible preferred stock at $1
       par value per share; issued 2,776,442
       shares (2,794,896 at December 31, 1994)         3           3
     Paid-in capital                                  96          97
     Less guaranteed ASOP obligation                 (90)        (90)
                                                  -------     -------
          Total temporary capital                      9          10
                                                  -------     -------
     Stockholders' equity:
       Preferred stock at $1 par value per share
         Authorized 8,000,000 shares;
         5,072,360 undesignated                        -           -
       Common stock at $.10 par value per share
         Authorized 350,000,000 shares; issued
         278,782,868 shares (278,781,723 at
         December 31, 1994)                           28          28
       Paid-in capital                               611         614
       Cumulative translation adjustments            (13)        (51)
       Unrealized gain (loss) on certain equity
         and debt investments                          7          (1)
       Retained earnings                           1,617       1,613
                                                  -------     -------
                                                   2,250       2,203

     Less:
       1,728,941 shares of common stock
         in treasury, at cost (2,074,735 shares
         at December 31, 1994)                       (39)        (50)
       Unearned compensation-restricted stock
         awards                                      (44)        (44)
                                                  -------     -------
          Total stockholders' equity               2,167       2,109
                                                  -------     -------
     Total liabilities and stockholders' equity   $4,105      $4,100
                                                  =======     =======

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

                                             Three Months Ended March 31
                                              1995            1994
                                              ----            ----
                              (Millions of Dollars, Except Per Share Data)

Net sales                                    $ 712          $ 708
Cost of sales                                  233            235
                                             ------         ------
    Gross profit                               479            473
                                             ------         ------
Operating expenses:
  Research and development                     107            105
  Selling, general and administrative          232            240
  Acquired research                             49              -
                                             ------         ------
    Total operating expenses                   388            345
                                             ------         ------

    Operating income                            91            128
Other income, net                               38             (3)
Interest expense                                 4              4
                                             ------         ------
    Income before income taxes and
      minority interest                        125            121
Income taxes                                    47             33
Minority interest                                3              2
                                             ------         ------
    Net income                                  75             86

Less preferred stock dividends                   1              1
                                             ------         ------
    Net income - common stockholders         $  74          $  85
                                             ======         ======
Weighted average number of outstanding
  common shares - assuming full dilution       280            275
                                             ======         ======

Earnings per common share - assuming
  full dilution                              $ .27          $ .31
                                             ======         ======

Cash dividends per common share              $ .25          $ .25
                                             ======         ======

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows          Three Months Ended March 31,
                                                        1995         1994
                                                        ----         ----
Cash flows from operating activities:                (Millions of Dollars)
  Net income                                         $   75        $   86
  Non-cash items included in net income:
    Depreciation and amortization                        35            36
    Equity earnings, net of distributions                23             5
    Deferred tax provision                               (7)           (5)
    Unrealized loss on trading securities                 -             5
    Acquired research                                    49             -
    Other                                                19            (5)
  Changes in assets and liabilities:
    Accounts and notes receivable, net                  (17)          (28)
    Accounts receivable from Dow                          3             9
    Accounts receivable from other related companies      2             5
    Inventories                                          10            20
    Trading investments - purchases                    (173)         (227)
    Trading investments - proceeds from sale or
      maturity                                           81           270
    Accounts and notes payable                          (78)          (56)
    Accounts payable to Dow                              21            (1)
    Income taxes payable                                 53            58
    Other, net                                          (70)          (54)
                                                     -------       -------
     Net cash provided by operating activities           26           118
                                                     -------       -------
Cash flows from investing activities:
  Purchase of investments                              (514)          (75)
  Proceeds from the sale and maturity of
   investments                                          569           118
  Property, plant and equipment additions                (8)          (16)
  Acquisition of business, net of cash and cash
   equivalents acquired                                 (58)          (90)
  Other, net                                            (43)          (20)
                                                     -------       -------
     Net cash used by investing activities              (54)          (83)
                                                     -------       -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                5             -
  Repayment of long-term debt                            (6)           (2)
  Repayment from short-term loans to Dow                200           175
  Short-term loans to Dow                                 -           (50)
  Change in notes receivable from Dow                    27           (54)
  Change in notes payable to Dow                        (28)          152
  Dividends paid                                        (73)          (72)
  Purchase of treasury stock                              -            (8)
  Proceeds from treasury stock                            7             -
                                                     -------       -------
    Net cash provided by financing activities           132           141
                                                     -------       -------
Exchange rate effect on cash and cash equivalents       (79)          (32)
                                                     -------       -------
Increase in cash and cash equivalents                    25           144

Cash and cash equivalents, January 1                     95           147
                                                     -------       -------
Cash and cash equivalents, March 31                  $  120        $  291
                                                     =======       =======

Supplemental cash flow information:
  Interest paid                                      $    3        $    3
                                                     =======       =======
  Income taxes paid                                  $    8        $    8
                                                     =======       =======

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1 These statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest
     Form 10-K. In the opinion of the Company, the accompanying unaudited financial statements include all adjustments (consisting of only normally recurring accruals) necessary for a fair presentation of the results for the periods covered. The results of operations for the current period are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

2 Balances with The Dow Chemical Company ("Dow") and affiliates are included in the Consolidated Balance Sheets as follows:

                                                  March 31, December 31,
                                                    1995      1994
                                                    ----      ----
                                                  (Millions of Dollars)
     Accounts receivable                            $ 20      $ 11
     Current notes receivable                        219       435
     Accounts payable                                 58        37
     Current notes payable                           387       405
     Dividends payable                                49        49

     The carrying amounts of receivables and payables to Dow approximate fair value.

     On May 3, 1995, the Company, Dow and Hoechst Corporation ("Hoechst") reached agreements whereby Hoechst will acquire all outstanding shares of the Company at a purchase price of $25.75 per share in cash. The purchase by Hoechst of the approximately 71 percent of the outstanding shares held by Dow is subject to certain conditions, including the receipt of certain regulatory approvals. The merger of the Company with a subsidiary of Hoechst, pursuant to which the Company would survive as a wholly owned subsidiary of Hoechst, is subject to certain conditions, including shareholder approval and the purchase by Hoechst of Dow's shares. Hoechst and Dow have agreed to vote in favor of the merger. Notes receivable and payable positions with Dow are expected to be settled prior to or shortly after the closing of the transactions.

3    Inventories consist of the following:
                                                  March 31, December 31,
                                                    1995      1994
                                                    ----      ----
                                                  (Millions of Dollars)
     Raw materials                                  $ 42      $ 48
     Work in process                                  82        91
     Finished goods                                  199       188
     Supplies                                         15        12
                                                    ----      ----
                                                     338       339
     Less excess of FIFO cost over
       LIFO cost for LIFO inventories                (16)      (16)
                                                    ----      ----
                                                    $322      $323
                                                    ====      ====

     LIFO inventories represented 26% and 28% of consolidated inventories at March 31, 1995 and December 31, 1994, respectively.

4 The Company classifies certain investments as trading, available-for-sale, or held-to-maturity. Trading and available-for-sale investments are carried at fair value. Unrealized gains and losses are included in income for trading investments and recorded in stockholders' equity for available-for-sale investments. Held-to-maturity investments are carried at amortized cost. At March 31, 1995, the Company's total investments are included in the Consolidated Balance Sheet as cash equivalents ($50 million), short-term investments ($441 million), and long-term marketable securities ($234 million). These investments are classified as follows:

     (Millions of dollars)
     March 31, 1995                             Unrealized
     --------------                          ----------------
                                   Cost      Gains     Losses   Fair Value
                                   ----      -----     ------   ----------
     Trading:
       Debt securities            $ 50                           $ 50
       Equity securities           102                            102
     Available-for-sale:
       Debt securities             209       $  1                 210
       Equity securities            80         12       $  1       91
     Held-to-maturity              272                     1      271
                                   ---        ---        ---      ---
                                  $713       $ 13       $  2     $724
                                   ===        ===        ===      ===


     December 31, 1994                          Unrealized
     -----------------                       ----------------
                                   Cost      Gains     Losses   Fair Value
                                   ----      -----     ------   ----------
     Trading:
       Debt securities            $ 58                          $ 58
       Equity securities            10                            10
     Available-for-sale:
       Mortgage derivatives         17                  $  2      15
       Debt securities              24                     1      23
       Equity securities            84       $ 11          8      87
     Held-to-maturity              476                     2     474
                                   ---        ---        ---     ---
                                  $669       $ 11       $ 13    $667
                                   ===        ===        ===     ===

     Trading securities consist of investments in various near-term, liquid investments. Available-for-sale securities consist primarily of investments in biotechnology companies with whom the Company has ongoing collaborative research projects ("biotechnology investments"), and current year purchases of municipal bonds. Held-to-maturity securities consist primarily of investments in municipal bonds. All current year purchases of municipal bonds were classified as available-for-sale to allow for expected liquidity needs resulting from the possible acquisition of the Company by Hoechst.

     During the first quarter of 1995 the Company's remaining investments in mortgage derivative securities were sold at approximately book value. The Company sold a portion of its holdings in biotechnology investments, receiving sales proceeds of $19 million and realizing gains of $13 million. Impairment losses of $12 million were recognized on biotechnology investments whose fair values had stabilized below their cost.

     In the available-for-sale category, $157 million of debt securities mature within one year and the remaining securities mature within one to five years. In the held-to-maturity category, $181 million in securities mature within one year, and the remainder have maturities ranging from one to five years.

5    Other current liabilities consist of the following:

                                                  March 31,  December 31,
                                                    1995        1994
                                                    ----        ----
                                                  (Millions of Dollars)
     Sales rebates payable                          $114      $128
     Special charge                                   44        69
     Current portion of long-term debt                14        16
                                                    ----      ----
                                                    $172      $213
                                                    ====      ====

     The special charge liability reflects the remaining obligations related to the Company's plan, initiated in 1993, to reduce costs and to position the Company for the future.

6    Long-term debt consists of the following:
                                                  March 31,  December 31,
                                                    1995       1994
                                                    ----       ----
                                                   (Millions of Dollars)
     9.11% guaranteed ASOP loan; final
       maturity - 2005                              $ 90      $ 90
     Foreign currency loans with various
       banks; final maturity - 2005                   26        25
                                                    ----      ----
       Total debt                                    116       115
     Less payments due within one year                14 <F1>   16
                                                    ----      ----
                                                    $102 <F2> $ 99
                                                    ====      ====
     <F1> Market value approximates cost.
     <F2> Market value approximates $108 million and $102 million at March
          31, 1995 and December 31, 1994, respectively.

7 The Company is party to various legal actions primarily involving product liability claims and lawsuits arising in the normal course of business. As of March 31, 1995, the Company is involved in litigation including, but not limited to:

     Approximately 46 lawsuits pending against the Company in various state, federal, and foreign trial and appellate courts in which the plaintiffs allege that Bendectin, an antinauseant formerly marketed by a subsidiary of the Company, was the cause of birth defects. Although the outcome of such litigation cannot be predicted with certainty, substantially all such claims (more than 1,900) have been resolved in the Company's favor in the past. As of March 31, 1995, judgments for and against the Company were pending in four and two cases, respectively, all of which are subject to further trial or appellate proceedings. The Company does not believe that it would have material exposure financially if these cases were decided unfavorably.

     A consolidated class action lawsuit alleging violations of federal securities laws and common law claims as a result of alleged materially false and misleading statements and material omissions by the Company and its officers and directors concerning Seldane, seeking unquantified damages.

     A lawsuit alleging violations of U.S. and Puerto Rico antitrust laws and other tortious or unlawful conduct concerning the Company's assertion of rights related to its once-a-day sustained release formulation of diltiazem, seeking actual damages in excess of $480 million plus trebled, punitive and exemplary damages. Hoechst and the plaintiff in this action have agreed to a settlement subject to Hoechst's acquisition of the Company.

     A lawsuit by Ciba-Geigy Corporation claiming infringement by the Company of Ciba-Geigy's patent relating to its nicotine transdermal system and seeking to prohibit future sales of Nicoderm (registered trademark) and to recover damages for the Company's Nicoderm sales, in which an appeal is pending of a summary judgment rendered in favor of the Company.

     Class action antitrust and related lawsuits alleging that multiple defendants (principally pharmaceutical manufacturers and wholesale distributors), including the Company, engaged in unlawful price discrimination practices to the detriment of certain retail pharmacists and consumers.

     Several class action lawsuits seeking injunctive and other relief in opposition to the acquisition of the Company by Hoechst.

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

8 In January 1995, the Company completed the acquisition of Selectide Corporation, a pharmaceutical research company, for a purchase price of approximately $58 million, of which $49 million was attributed to acquired research. As the feasibility of the acquired research has not been established and it has no alternative use, this amount was charged against earnings in the first quarter of 1995, amounting to $.17 per share.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
- ---------------------

Results of Operations
- ---------------------
     The table below presents the changes in principal line items of the statement of income during the three-month period ended March 31, 1995 as compared to the three-month period ended March 31, 1994. Percentage of net sales relationships experienced during these periods are also presented. Management's discussion of the material changes in results of operations follows:

Three Months Ended March 31
- -----------------------------------------------
(Millions of Dollars, Except for Per Share Data)
                                             Actual             Change           % of Net Sales
                                        ----------------    ---------------     ----------------
                                         1995      1994     Amount      %        1995      1994
                                        ------    ------    ------    -----     ------    ------
Net sales                               $  712    $  708    $   4        1       100       100
Cost of sales                              233       235       (2)      (1)       33        33
Operating expenses                         339       345       (6)      (2)       47        49
Acquired research                           49         -       49        -         7         -
Other income/(expense), net                 34        (7)      41       585       (5)        1
Income taxes                                47        33       14       42         7         5
Minority interest                            3         2        1       50         -         -
                                        ------    ------    ------              ------    ------
Net income                                  75        86      (11)     (13)       11        12

Less preferred stock dividends               1         1        -        -         -         -
                                        ------    ------    ------              ------    ------
Net income-common stockholders          $   74    $   85    $ (11)     (13)       11        12
                                        ======    ======    ======              ======    ======
Earnings per common share -
  assuming full dilution                $  .27    $  .31    $(.04)     (13)
                                        ======    ======    ======


First quarter net sales were $712 million, an increase of one percent over the first quarter of 1994 when net sales were $708 million. This increase is primarily attributable to a favorable foreign currency impact of one percent.

During the first quarter of 1995, the Company recorded a special charge of $49 million, or $.17 per share, for acquired research related to the strategic acquisition of Selectide Corporation.

Net income and earnings per share, inclusive of the special charge for the acquired research, were $75 million and $.27, respectively, a 13 percent decline from the first quarter of 1994 with net income of $86 million and earnings per share of $.31. Excluding the special charge for acquired research, first quarter net income would have been $124 million, a 44 percent increase from $86 million in 1994, while earnings per share would have totaled $.44, up 42 percent from a year earlier. Net income and earnings per share were positively affected, in part, by the strong sales of Cardizem CD and the Seldane (registered trademark) family products; the slight decrease in cost of sales; the decline in operating expenses (exclusive of acquired research); the co-promotion arrangements with Sandoz Pharmaceuticals Corporation on Lescol (registered trademark) and with Astra Merck, Inc. on Prilosec (registered trademark); as well as investment income from cash and other short-term investments. Investment income, income from partnerships and income from co-promotions are included in Other income, net.

Sales of the Cardizem family of cardiovascular products totaled $242 million for the quarter, a two percent increase from first quarter 1994 sales of $237 million. While sales of Cardizem tablets and Cardizem SR continue to decline due to generic competition, brand sales were aided by the strong sales of Cardizem CD, which recorded $200 million in the first quarter of 1995, a ten percent increase above first quarter 1994.

First quarter 1995 sales of the Seldane (terfenadine) family of anti-allergy products were $158 million, up eight percent over first quarter 1994 sales of $146 million. The increase in Seldane sales was primarily due to the growth of sales in Japan. Although Seldane and Seldane D (registered trademark)(terfenadine and pseudoephedrine HC1) have not yet experienced generic competition in the United States, they face active competition from other branded products.

Sales of the Carafate (registered trademark) family of antiulcer products, declined three percent in the first quarter to $32 million from $33 million in the first quarter of 1994. Carafate Suspension recorded $4 million in sales, a 20 percent decline from first quarter 1994 sales of $5 million.

First quarter 1995 sales of smoking cessation products, primarily Nicoderm, were $23 million, an increase of 35 percent over $17 million recorded sales for the comparable period in 1994. This increase is attributable primarily to the Company's "quit smoking" consumer assistance program and to Nicorette sales in Japan, which did not begin until the third quarter of 1994.

Generic pharmaceutical sales by Rugby for the first quarter of 1995 were $58 million. This is a nine percent decrease compared to the first quarter 1994 sales of $64 million. The decline in sales is primarily due to continuing price erosion in the very competitive generic market place. Generic sales should not be viewed as having an impact on earnings equivalent to an equal amount of sales of the Company's non-generic products due to a substantially lower gross margin on generic products.

Cost of sales declined slightly in the first quarter of 1995 to $233 million in relation to the $235 million recorded the first quarter of 1994. As a percentage of sales, cost of sales remained constant at 33 percent for the first quarter of 1995 and 1994.

Operating expenses, including the charge for acquired research related to the acquisition of Selectide Corporation, increased 12 percent during the first quarter in 1995 relative to the same period in 1994. As a percent of sales, operating expenses increased to 54 percent in 1995, compared with 49 percent for the same period in 1994. The change primarily resulted from the special charge of $49 million for acquired research. Excluding the acquired research, operating expenses would have decreased by two percent and operating expenses as a percentage of sales would have been 47 percent, a four percent decline from a year earlier. In first quarter 1995, the Company spent less on promotion and advertising in comparison to the same period in 1994.

Other income, net was $34 million of income compared with $7 million of expense in the first quarter 1994. Other income, net includes revenues from product co-promotion arrangements and gains on sales of biotechnology
stocks.   In addition, in the first quarter of 1995 versus the same period in 1994, the Company recorded greater interest income from investments in cash and other short-term investments compared with the first quarter of 1994, when the Company recorded a loss due to a decline in the market value of the Company's investment portfolio of mortgage derivative securities.

The Company's estimated effective tax rate was 38 percent for the first quarter of 1995. The charge for acquired research was not deductible. If the charge had been deductible, the Company's estimated effective tax rate would have been 27 percent. The effective tax rate for the same period in 1994 was 27 percent.

Financial Condition
- -------------------

Net cash provided by operating activities decreased to $26 million in the first quarter of 1995 as compared to the $118 million provided in the first quarter of 1994. The net result of trading securities' purchases and proceeds from sales resulted in net purchases of $92 million in the first quarter of 1995 versus net proceeds of $43 million in the comparable period of 1994.

Net cash used by investing activities was $54 million in the first quarter of 1995 as compared to $83 million in the first quarter of 1994. The use of cash in 1995 can be attributed primarily to the Company's acquisition of Selectide Corporation and the signing of definitive agreements with Teva Pharmaceuticals Industries Ltd. ("Teva") to collaborate in marketing Copaxone (registered trademark) (Copolymer-1), Teva's proposed new product for multiple sclerosis, in the United States and Canada.

Net cash provided by financing activities was $132 million in the first quarter of 1995 versus $141 million in the first quarter of 1994. The decline in net cash provided is primarily attributable to the net effect of notes receivable/payable with Dow as well as the net change in short-term loans to Dow.

The special charge liability was reduced by total cash expenditures of $25 million during the first quarter of 1995. The majority of the reduction was attributable to severance payments deferred until 1995 by some of the 1994 severed employees and to 1995 reductions in force in Europe and Japan.

In December 1992, the City of Kansas City, Missouri, approved the Company's proposal to construct facilities in Kansas City with the assistance of tax increment financing, which provides for partial reimbursement of project costs. As revised in 1993 to reflect the Company's new global strategy, the project will consolidate substantially all Kansas City-based functions at a single site. Construction of the facilities began in early 1994 and is expected to be completed in 1996-97. The Company has entered into an arrangement providing for a third party to construct and own the facilities, which are estimated to cost approximately $117 million, and to lease such facilities to the Company upon completion. The Company has an option to purchase the facilities at the end of the lease term. The Company expects to finance the remaining cost of the project, estimated to be not more than $40 million, with cash from operations.

The current ratio was 1.41:1 at March 31, 1995, versus 1.40:1 at December 31, 1994.

A quarterly cash dividend of $.25 per share on common stock was paid April 28, 1995, to shareholders of record on March 30, 1995.

On May 3, 1995, the Company, Dow and Hoechst Corporation ("Hoechst") reached agreements whereby Hoechst will acquire all outstanding shares of the Company at a purchase price of $25.75 per share in cash. The purchase by Hoechst of the approximately 71 percent of the outstanding shares held by Dow is subject to certain conditions, including the receipt of certain regulatory approvals. The merger of the Company with a subsidiary of Hoechst, pursuant to which the Company would survive as a wholly owned subsidiary of Hoechst, is subject to certain conditions, including shareholder approval and the purchase by Hoechst of Dow's shares. Hoechst and Dow have agreed to vote in favor of the merger. In the merger, minority shareholders will receive $25.75 per share in cash for their stock plus, depending on the timing of the merger, an additional pro rata portion of the regular quarterly dividend.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings
- --------------------------

Following the announcement on February 28, 1995, that the Company was engaged in discussions with The Dow Chemical Company ("Dow") and Hoechst AG ("Hoechst") concerning the possible negotiated acquisition by Hoechst of all of the Company's outstanding Common Stock at a price of $25.75 per share in cash and that Dow and Hoechst also were discussing Hoechst's possible acquisition of Dow's Latin American pharmaceutical business for $200 million, a number of lawsuits were filed, purportedly on behalf of shareholders of the Company, in the New Castle County, Delaware, Court of Chancery against the Company, its directors, and Dow (as the Company's majority shareholder) alleging that the defendants breached their fiduciary and common law duties to minority shareholders in connection with such discussions. In general, the various complaints contend that Dow is to receive consideration for the sale of its shares different from that to be received by the minority shareholders and that the Company's Board of Directors failed to auction the Company to obtain the highest price for the Company's shares. Hoechst also is a defendant in one of these actions. The lawsuits seek class certification status; injunctive relief; an evaluation of alternatives to the proposed transaction; the protection of minority shareholders against alleged conflicts of interest; the appointment of either an independent committee to protect the interests of minority shareholders or a shareholder committee to review offers to acquire the Company; and unspecified damages and other relief. The Company believes that the allegations of the various complaints are without merit and intends to contest them vigorously.

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

In April 1995, Hoechst, Biovail Corporation International ("Biovail"), a Canadian pharmaceutical company, and Hoechst-Roussel Pharmaceuticals Inc. ("Hoechst-Roussel"), a U.S. subsidiary of Hoechst, entered into an agreement (the "Settlement Agreement") that would affect certain litigation in which the Company currently is engaged, effective upon Hoechst's acquisition of all of the Common Stock of the Company, as follows:

     (i) Hoechst would cause the Company and Carderm to dismiss their complaints in the lawsuit filed against Hoechst-Roussel in November 1993 by the Company, Carderm, and Elan Plc ("Elan") in the U.S. District Court for the District of New Jersey, alleging infringement of formulation patents covering Cardizem CD capsules. In February 1995, Hoechst-Roussel had moved for summary judgment and, in April 1995, Hoechst-Roussel terminated certain agreements with Biovail pursuant to which Hoechst-Roussel had obtained rights to Biovail's once-a-day diltiazem formulation (apparently rendering the lawsuit moot).

     (ii) Biovail would dismiss a lawsuit it filed in October 1994 in U.S. District Court for the District of Puerto Rico against the Company, Carderm, and four senior executives of the Company alleging violations of antitrust laws and other tortious or unlawful conduct in connection with Cardizem CD.

     (iii) In April 1995, Biovail dismissed a lawsuit it had filed in March 1995 in the U.S. District Court for the Southern District of New York against the Company, Carderm, Hoechst-Roussel, Hoechst Corporation, and Hoechst seeking to enjoin Hoechst's proposed acquisition of the Company due to the alleged anticompetitive effects it would have on the U.S. market for diltiazem. The suit also sought a declaration that the Company's Cardizem CD patents are invalid or unenforceable or, alternatively, that Biovail's once-a-day diltiazem formulation does not infringe the Company's patents.

     (iv) The Settlement Agreement also provides for Biovail to release and not to sue the Company or its affiliates (including Carderm), and for Hoechst to release and not to sue Biovail, with respect to claims relating to Biovail's once-a-day diltiazem formulation.

In January 1995, the Company's petition filed with the FDA in April 1994, seeking to require that all Abbreviated New Drug Application ("ANDA") applicants seeking approval to market proposed terfenadine products must certify noninfringement of the patent for the metabolite of terfenadine that is believed to be primarily responsible for beneficial effects of Seldane was denied.

In February 1995, the Company moved for summary judgment in the lawsuit filed by the Company in August 1994 in the U.S. District Court for the District of Columbia against the U.S. Commissioner of Food and Drugs and the U.S. Secretary of Health and Human Services seeking a declaration that all ANDAs pending with the FDA for terfenadine products must certify noninfringement of the terfenadine metabolite patent, as well as an injunction and temporary restraining order against approval by the FDA of any ANDA for terfenadine that does not so certify. Briefing on the motion was completed in April 1995.

In March 1995, in a lawsuit filed by the Company in June 1994 in the U.S. District Court for the Southern District of Florida against Baker Norton Pharmaceuticals Inc. ("Baker Norton") regarding a proposed terfenadine product for which Baker Norton has filed an ANDA, Baker Norton's motion for summary judgment based on alleged invalidity of the Company's terfenadine metabolite patent was denied by a magistrate judge, subject to approval by the District Court, which has scheduled a hearing on the motion for May 31, 1995.

In April 1995, in the Company's lawsuit against Askin Capital Management, L.P. ("Askin"), and certain related parties seeking an unspecified amount of damages and other relief in connection with Askin's engagement as investment manager for a portion of the Company's investment portfolio, Askin's motion to transfer the action to New York was denied.

In May 1994, the Company filed suit in the Circuit Court of Jackson County, Missouri, against Smith Barney Shearson, Inc. ("Smith Barney") in connection with the Company's investment with Askin. The suit seeks unspecified damages for breach of contract by Smith Barney, which allegedly failed to monitor Askin's management of the Company's investment portfolio as required by the terms of a Services Agreement between Smith Barney and the Company, and for Smith Barney's alleged negligence and breach of fiduciary duty. Also in May 1994, Smith Barney filed an action in the Supreme Court of New York County, New York, seeking a declaratory judgment to the effect that the Services Agreement did not apply to the Company's Askin portfolio, that Smith Barney is not liable for damages if the Services Agreement did apply, and that Smith Barney did not breach any duty to the Company in connection with the investment. In April 1995, the New York court denied Smith Barney's motion to enjoin prosecution of the Missouri action and granted the Company's motion to dismiss the New York action. Subsequently, Smith Barney filed an answer in the Missouri action, which is proceeding.

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

In February 1993, the Company and Tanabe filed a complaint with the International Trade Commission ("ITC") seeking to halt the importation of diltiazem manufactured overseas by those companies in violation of U.S. trade and patent laws. In May 1994, the U.S. Patent and Trademark Office ("PTO") concluded a reexamination of Tanabe's patent and held that all claims of Tanabe were patentable over certain newly discovered prior art. In late 1994, trial was held before an administrative law judge of the ITC, who ruled against the Company and Tanabe in February 1995. The Company's petition for review of the judge's decision by the ITC was submitted in February 1995. The ITC's decision is due by June 1, 1995. Further proceedings thereafter are possible.

In January 1995, the Company, ALZA, and Carderm filed suit in the U.S. District Court for the Southern District of New York against Ciba-Geigy and Lohmann Therapy Systems Corp. alleging that the manufacture, use, and sale of Habitrol in the U.S. infringes ALZA's U.S. patents relating to Nicoderm.

The discussion in Note 7 of the Notes to Consolidated Financial Statements concerning litigation arising from claims regarding Bendectin is incorporated by reference into this Item 1.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits

Regulation
S-K Exhibit              Description of
 Number                     Document
- -----------              --------------

    2 Agreement and Plan of Merger dated May 3, 1995, by and among the Company, The Dow Chemical Company, Hoechst Corporation, and H Pharma Acquisition Corp.

   10(a)                 Employment Agreement of Peter W. Ladell dated
                         April 3, 1995.

   10(b) Continued employment letter of Edward W. Mehrer dated April 7, 1995.

   10(c) Continued employment letter of Frank L. Douglas, Ph.D., M.D. dated April 21, 1995.

   10(d) Tax Allocation Agreement, dated as of May 3, 1995, among The Dow Chemical Company, Hoechst
                         Corporation and Marion Merrell Dow Inc.

   10(e) Computerized Process Control Software Agreement (Leases and Services), dated as of May 3, 1995, between Rofan Services, Inc. and Merrell Dow Pharmaceuticals Inc.

   10(f) Computerized Process Control Software Agreement (Leases and Services), dated as of May 3, 1995, between Rofan Automation and Information Systems B.V. and Gruppo Lepetit S.p.A.

   10(g) Insurance Separation Agreement, dated as of May 3, 1995, among The Dow Chemical Company, Hoechst Corporation, Marion Merrell Dow Inc., Dorinco Insurance Company, Dorintal Reinsurance Ltd. and Timber Insurance Ltd.

   10(h) Manufacturing Agreement Amendment, dated as of May 3, 1995, between The Dow Chemical Company and Merrell Dow Pharmaceuticals Inc.

   10(i) Second Amendment to Master Services Agreement, dated as of May 3, 1995, between Marion Merrell Dow Inc., The Dow Chemical Company and Merrell Dow Pharmaceuticals Inc.

   10(j) Third Amendment of Master Services Agreement, dated as of May 3, 1995, between Marion Merrell Dow Inc., The Dow Chemical Company and Merrell Dow Pharmaceuticals Inc.

   10(k) Letter Agreement, dated as of May 3, 1995, between The Dow Chemical Company and Marion Merrell Dow Inc.

   10(l) Letter Agreement, dated as of May 3, 1995, among The Dow Chemical Company, Merrell Dow
                         Pharmaceuticals Inc. and Marion Merrell Dow Inc.

   11 Statement Regarding Computation of Earnings Per Common Share - Assuming Full Dilution

   27                    Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MARION MERRELL DOW INC.
- -----------------------
      Registrant


/s/ William K. Hoskins                  May 15, 1995
- -----------------------------------     -----------------------------------
William K. Hoskins                      (Date)
Vice President, General Counsel
  and Corporate Secretary


/s/ Edward W. Mehrer                    May 15, 1995
- -----------------------------------     -----------------------------------
Edward W. Mehrer                        (Date)
Executive Vice President,
  Chief Financial and
  Administrative Officer

                                 EXHIBIT INDEX
                                 -------------


Regulation                                                  Location in
S-K Exhibit                   Description of                 Sequential
  Number                        Document                    Number System
- -----------                   --------------                -------------

     2         Agreement and Plan of Merger dated
               May 3, 1995, by and among the Company,
               The Dow Chemical Company, Hoechst
               Corporation, and H Pharma Acquisition
               Corp. (incorporated by reference from
               Exhibit 2 to the Company's Current Report on Form 8-K dated as of May 3, 1995)

    10(a)      Employment Agreement of Peter W. Ladell              24
               dated April 3, 1995.

    10(b)      Continued employment letter of Edward W.             30
               Mehrer dated April 7, 1995.

    10(c)      Continued employment letter of Frank L.              31
               Douglas, Ph.D., M.D. dated April 21, 1995.

    10(d)      Tax Allocation Agreement, dated as of
               May 3, 1995, among The Dow Chemical
               Company, Hoechst Corporation and Marion
               Merrell Dow Inc. (incorporated by reference from Exhibit (d) to Amendment No. 20 to the
               Report on Schedule 13D of RH Acquisition
               Corp., Dow Holdings Inc., and The Dow
               Chemical Company dated as of May 3, 1995, respecting the Company ("Amendment 20 to the Dow 13D")).

    10(e)      Computerized Process Control Software
               Agreement (Leases and Services), dated
               as of May 3, 1995, between Rofan
               Services, Inc. and Merrell Dow
               Pharmaceuticals Inc. (incorporated by
               reference from Exhibit (e) to Amendment 20 to the Dow 13D)

    10(f)      Computerized Process Control Software
               Agreement (Leases and Services), dated
               as of May 3, 1995, between Rofan
               Automation and Information Systems B.V.
               and Gruppo Lepetit S.p.A. (incorporated
               by reference from Exhibit (f) to Amendment
               20 to the Dow 13D)

    10(g)      Insurance Separation Agreement, dated
               as of May 3, 1995, among The Dow Chemical
               Company, Hoechst Corporation, Marion Merrell
               Dow Inc., Dorinco Insurance Company, Dorintal Reinsurance Ltd. and Timber Insurance Ltd. (incorporated by reference from Exhibit (h) to Amendment 20 to the Dow 13D)

    10(h)      Manufacturing Agreement Amendment, dated as of
               May 3, 1995, between The Dow Chemical Company and Merrell Dow Pharmaceuticals Inc.
               (incorporated by reference from Exhibit (i) to Amendment 20 to the Dow 13D)

    10(i) Second Amendment to Master Services Agreement, dated as of May 3, 1995, between Marion Merrell Dow Inc., The Dow Chemical Company and Merrell Dow Pharmaceuticals Inc. (incorporated by reference from Exhibit (j) to Amendment 20 to the Dow 13D)

    10(j) Third Amendment of Master Services Agreement, dated as of May 3, 1995, between Marion Merrell Dow Inc., The Dow Chemical Company and Merrell Dow Pharmaceuticals Inc. (incorporated by reference from Exhibit (k) to Amendment 20 to the Dow 13D)

    10(k) Letter Agreement, dated as of May 3, 1995, between The Dow Chemical Company and Marion Merrell Dow Inc. (incorporated by reference from Exhibit (l) to Amendment 20 to the Dow 13D)

    10(l) Letter Agreement, dated as of May 3, 1995, among The Dow Chemical Company, Merrell Dow Pharmaceuticals Inc. and Marion Merrell Dow Inc. (incorporated by reference from Exhibit (n) to Amendment 20 to the Dow 13D)

    11         Statement regarding computation of Earnings          32
               per Common Share - Assuming Full Dilution

    27         Financial Data Schedule                              34